Form 10-Q
period 1998-09-30
CGB&L FINANCIAL GROUP INC
filed 1998-11-16
CIK 1063227

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998


                           Commission File No. 0-24793

                           CGB&L FINANCIAL GROUP, INC.
              (Exact name of registrant as specified in its charter)

              Delaware                       37-1374123
       (State or other jurisdiction        (I.R.S. Employer
     of incorporation or organization)   Identification No.)

                229 East South Street, Cerro Gordo, Illinois 61818
              (Address of principal executive offices and Zip Code)

                                  (217) 763-2911
               (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),and (2) has been subject to such filing requirements for the past 90 days.

                    Yes   x      No
                        -----      -----


     As of November 3, 1998, the registrant had outstanding 99,000 shares of its $.01 par value common stock.

     Transitional Small Business Disclosure Format (Check One): Yes / / No / x /
                                                                    --      ---
                          Page 1 of 15 pages

                                Table of Contents

Part I   FINANCIAL INFORMATION
                                                                           Page

     Item 1.  Financial Statements                                            3

     Item 2.  Management's Discussion and Analysis Of
              Financial Condition and Results of Operations                   9


Part II   OTHER INFORMATION

     Item l.  Legal Proceedings                                              13

     Item 2.  Change in Securities and Use of Proceeds                       13

     Item 3.  Defaults Upon Senior Securities                                14

     Item 4.  Submission of Matters to a Vote of Security Holders            14

     Item 5.  Other Information                                              14

     Item 6.  Exhibits and Reports on Form 8-K                               14

     Signatures                                                              15

Statements contained in the Form 10-QSB which are not historical facts are forward-looking statements, as that term is described in the Private Securities
Litigation Reform Act of 1995.   Such forward-looking statements are subject to
risk and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include potential changes in interest rates, competitive factors in the financial services industry, general economic conditions, the effect of new legislation and other risks detailed in documents filed by the Company with the Securities and Exchange Commission from time to time.

                           CGB&L Financial Group, Inc.
                            Consolidated Balance Sheet
                   As of September 30, 1998 and March 31, 1998

                                        September 30        March 31
                                            1998              1998
                                        (unaudited)
Assets

Cash and Cash Equivalents               $  693,726               $  524,845
Interest-bearing time deposits             792,000                  590,000
Investment securities available for
 sale                                      183,414                  175,329
Loans                                    5,709,000                5,558,889
Allowance for Loan losses                  (32,700)                 (32,700)
                                        -----------              -----------
  Net Loans                              5,676,300                5,526,189
Premises and equipment                      16,865                   15,726
Federal Home Loan Bank stock                53,500                   46,200
Other assets                                43,826                   56,692
                                        ----------               ----------
  Total Assets                          $7,459,631               $6,934,981
                                        ----------               ----------
                                        ----------               ----------

Liabilities

Interest-bearing deposits               $5,032,763               $5,250,307
Long-term debt                             600,000                  600,000
Other liabilities                          190,559                   98,660
                                        -----------              -----------
  Total liabilities                      5,823,322                5,948,967
                                        -----------              -----------

Stockholders' Equity
  Preferred stock,  $.01 par value
   Authorized and unissued --
   100,000 shares
  Common stock, $ .01 par value
   Authorized-- 900,000  shares
   Issued--99,000 shares                       990
  Paid in capital                          696,811
  Retained earnings                        899,033                  872,685
  Net unrealized gain on securities
   available for sale                      118,665                  113,329
  Less:
  Unearned ESOP shares                     (79,190)
                                        -----------              -----------
    Total stockholders' equity           1,636,309                  986,014
                                        -----------              -----------
    Total liabilities and
     stockholders' equity               $7,459,631               $6,934,981
                                        -----------              -----------
                                        -----------              -----------

See note to consolidated financial statements.

                           CGB&L Financial Group, Inc.
                          Consolidated Income Statements
  For the six months ended September 30, 1998 and September 30, 1997 (Unaudited)

                                                  1998         1997
Interest Income
  Loans receivable                           $251,857       $226,438
  Investment securities                         2,635          2,186
  Deposits with financial institutions         28,953         38,290
                                             --------       --------
    Total interest income                     283,445        266,914

Interest Expense
  Deposits                                    142,474        144,817
  FHLB advances                                19,398          3,805
                                             --------       --------
    Total interest expense                    161,872        148,622
                                             --------       --------

Net Interest Income                           121,573        118,292
  Provision for loan losses                         0              0
                                             --------       --------
Net Interest Income After Provision
  for Loan Losses                             121,573        118,292
                                             --------       --------
Noninterest Income                              3,256          2,366
                                             --------       --------

Noninterest Expense
  Salaries and employee benefits               68,611         66,829
  Net occupancy and equipment expenses          2,679          2,911
  Deposit insurance expense                     1,626          1,724
  Insurance expense                             2,468          2,468
  Other expenses                               14,806         15,601
                                             --------       --------
     Total noninterest expense                 90,190         89,533
                                             --------       --------

Income Before Income Tax                       34,639         31,125
  Income tax expense                            8,291          7,470
                                             --------       --------
Net Income                                   $ 26,348       $ 23,655
                                             --------       --------
                                             --------       --------

                 See notes to consolidated financial statements.

                           CGB&L Financial Group, Inc.
                          Consolidated Income Statements
 For the three months ended September 30, 1998 and September 30, 1997
(Unaudited)

                                                 1998           1997
Interest Income
 Loans receivable                            $125,657       $116,702
 Investment securities                          1,337          1,816
 Deposits with financial institutions          13,656         18,641
                                             --------       --------
   Total interest income                      140,650        137,159

Interest Expense
 Deposits                                      71,309         72,833
 FHLB advances                                  9,752          3,475
                                             --------       --------
   Total interest expense                      81,061         76,308
                                             --------       --------

Net interest income                            59,589         60,851
 Provision for loan losses                          0              0
                                             --------       --------
 Net interest income after provision for
   loan losses                                 59,589         60,851
                                             --------       --------
 Noninterest income                             1,565          1,117
                                             --------       --------

Noninterest expense
 Salaries and employee benefits                33,632         31,344
 Net occupancy and equipment expenses           1,359          1,653
 Deposit insurance expense                        800            836
 Insurance expense                              1,234          1,234
 Other expenses                                 7,688          8,481
                                             --------       --------
   Total noninterest expense                   44,713         43,548
                                             --------       --------

Income before income tax                       16,441         18,420
 Income tax expense                             3,923          4,421
                                             --------       --------
Net income                                   $ 12,518       $ 13,999
                                             --------       --------
                                             --------       --------

                 See notes to consolidated financial statements.

                           CGB&L Financial Group, Inc.
                 Consolidated Statements of Comprehensive Income

                              Three Months Ended       Six Months Ended
                              September 30, 1998       September 30, 1998
                                 (Unaudited)              (Unaudited)
Net Income                              $12,518                  $26,348

Other comprehensive income,
 net of tax
   Unrealized gains on
   securities:
     Unrealized holding gain
     arising during the
     period                    $6,251                   $5,336
     Less: Reclassification
     adjustment for gains
     included in net income         0                        0
                               ------                   ------
Other comprehensive income               6,251                     5,336
                              -----------------        ------------------

Comprehensive income                    $18,769                   $31,684
                              -----------------        ------------------
                              -----------------        ------------------


                              Three Months Ended       Six Months Ended
                              September 30, 1997       September 30, 1997
                                 (Unaudited)              (Unaudited)
                              ------------------       ------------------
Net Income                              $13,999                  $23,655

Other comprehensive income,
 net of tax
   Unrealized gains on
    securities:
     Unrealized holding gain
     arising during the
     period                    $610                     $18,517
      Less: Reclassification
      adjustment for gains
      included in net income      0                           0
                               ----                     -------
Other comprehensive income                  610                   19,517
                               ----------------         ----------------

Comprehensive income                    $14,609                  $43,172
                               ----------------         ----------------
                               ----------------         ----------------

                 See notes to consolidated financial statements.

                           CGB&L Financial Group, Inc.
                       Consolidated Statement of Cash Flows
      Six Months Ended September 30, 1998 and September 30, 1997 (Unaudited)

                                             1998           1997
Operating Activities
  Net income                                 $26,348        $23,655

  Adjustments to reconcile net income
    to net cash provided by operating
    activities
    Provision for loan loss                        0              0
    Depreciation                                 672            672
    Net change in :
       Other liabilities                      89,150         (4,171)
       Other assets                           12,866            (30)
                                             -------        --------

       Net cash provided by operating
          activities                         129,036          20,126
                                             -------        --------

Investing Activities
  Net change in interest-bearing deposit    (202,000)         99,000
  Net change in loans                       (150,111)       (594,230)
  Purchase of premises and equipment          (1,811)         (7,632)
  Purchase of FHLB stock                      (7,300)         (3,200)
                                             --------       ---------

       Net cash used by investing
          activities                        (361,222)       (506,062)
                                             --------       ---------

Financing Activities
  Net change in deposits                    (217,544)        229,288
  Proceeds from long-term debt                     0         265,000
  Issuance of common stock                   618,611               0
                                             --------       --------

       Net cash provided by financing
          activities                         401,067         494,288
                                             --------       --------

Net Change in Cash and Cash Equivalents      168,881           8,352
Cash and Cash Equivalents, Beginning
  of Period                                  524,845         109,912
                                             --------       --------
Cash and Cash Equivalents, End of Period     $693,726       $118,264
                                             --------       --------
                                             --------       --------

Additional Cash Flows Information
   Interest paid                             $162,162       $144,728
   Income tax paid                              8,291          7,470

                 See notes to consolidated financial statements.

                    Notes to Consolidated Financial Statements


1.   BACKGROUND INFORMATION

          CGB&L Financial Group, Inc. (the 'Company') was incorporated on May 21, 1998 and on September 22, 1998 acquired all of the outstanding shares of common stock of Cerro Gordo Building and Loan, s.b. of Cerro Gordo, (the 'Bank') upon the Bank's conversion from a state chartered mutual savings bank to a state chartered savings bank.
          The Company purchased 100% of the outstanding capital stock of the Bank using 50% of the net proceeds from the Company's initial stock offering, which was completed on September 22, 1998. The Company sold 99,000 shares of common stock in the initial offering at $10 per share, including 7,919 shares purchased by the Bank's
          Employee Stock Ownership Plan ('ESOP'). The Bank acquired the ESOP shares with proceeds from a Company loan totaling $79,190. The net proceeds of the offering totaled $697,801: $990,000 less $292,199 in underwriting costs and other conversion expenses. The acquisition of the Bank by the Company is being accounted for as a pooling-of-interests' under generally accepted accounting principles. The application of the pooling-of-interests method records the assets and liabilities of the merged companies on a historical cost basis with no goodwill or other intangible assets being recorded.
2.        STATEMENT OF INFORMATION FURNISHED
          The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and item 310 (b) of Regulations S-B. In the opinion of management these statements contain all adjustments necessary to present fairly the financial position as of September 1998 and March 1998, the results of operations for the six months ended September 1998 and September
          1997, the results of operations for the three months ended
          September 1998 and 1997 and the cash flows for the six months ended September 1998 and 1997. All adjustments to the financial statements were normal and recurring in nature. These results have been determined on the basis of generally accepted accounting principles. The results of operations for the six months and the three months ended September 1998 are not necessarily indicative of the results to be expected for the entire fiscal year. The consolidated financial statements are those of the Company and the Bank. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Prospectus dated August 10, 1998.
3.        EARNINGS PER SHARE
          Basic earnings per share for 1998 will be computed based upon the weighted average common shares outstanding for the period subsequent to the bank's conversion to a stock savings bank on September 22, 1998. Net income per share for the six and three-month periods ended September 30, 1998 is not meaningful.
PART l.  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATION
CGB&L Financial Group, Inc. (the 'Company') is the holding company for Cerro Gordo Building and Loan, s.b. (the 'Bank'). Prior to the Company's acquisition of the Bank on September 22, 1998, the Company had no material assets or operations. Accordingly, the following information reflects management's discussion and analysis of the financial condition and results of operations for the Bank at and for the period prior to September 22, 1998 and the Company and its subsidiary thereafter.
                               FINANCIAL CONDITION
Total assets increased $524,650 from March 31, 1998 to September 30, 1998 or 7.6%. This increase was attributable primarily to increases in cash/cash equivalents, investments in interest-bearing time deposits, one investment security and the loan portfolio. Cash and cash equivalents increased $168,881 and interest-bearing time deposits increased $202,000 due to cash generated from the Company's stock offering.
The $8,085 increase in investment securities from March 31, 1998 to September 30,1998 was the result of an increase in the share value of Federal Home Loan Mortgage Corporation ('FHLMC') stock. The FHLMC stock is the sole investment security held by the Bank.
The $150,111 increase in net loans from March 31, 1998 to September 30, 1998 was the result of an increase in one-to-four family residential mortgage loans.
This growth was the result of management's continued emphasis on the Bank's loan portfolio.
The decline in total deposits from March 31, 1998 to September 30, 1998 of $217,544 or 4.14% was due to depositors withdrawing funds to purchase the
Company's stock.   The bank's depositors purchased 24.17% of the Company's stock with funds previously on deposit.
Other liabilities increased $91,899 from March 31, 1998 to September 30, 1998, due to an increase in accounts payable related to the stock offering.
Total stockholders' equity increased $650,295 from March 31, 1998 to September 30, 1998; the increase is summarized as follows:

Stockholder's equity, March 31, 1998         $       986,014
Gross proceeds of stock offering                     990,000
Underwriting commissions & other conversion
  expenses                                          (292,199)
Net income                                            26,348
Increase in unrealized gain on securities
  available for sale                                   5,336
Total shares price of shares purchased by
  ESOP                                               (79,190)
                                                  ----------------
Stockholders' equity, September 30, 1998     $     1,636,309
                                                  ----------------
                                                  ----------------

                              RESULTS OF OPERATIONS

SIX MONTH COMPARISON
--------------------
Net income was $26,348 for the six months ended September 30, 1998 compared to $23,655 for the comparative period ending September 30, 1997. The 11.38% increase in earnings is primarily attributable to higher net interest income.

Net interest income increased $3,281 in the six months ended September 30, 1998 compared to the same period in 1997, due to a higher average balance of loans financed by borrowings from the Federal Home Loan Bank. The borrowings were invested primarily in one-to-four family loans. Interest expense increased due to new Federal Home Loan Bank long term borrowings. Interest income on deposits with financial institutions declined by $9,337 for this period in 1998 compared to 1997 due to lower average balances pertaining to interest-bearing time deposits.

The provision for loan losses remained stable for the first six months in 1998 compared to the same period in 1997. Management of the Bank believes that the allowance for loan losses is sufficient based on information currently available. No assurances can be made that future events or conditions or regulatory directives will not result in increased provisions for loan losses or additions to the Bank's allowance for loan losses which may adversely affect net income.

Total noninterest expense increased $657 or .7% for the first six months of 1998 compared to the first six months of 1997, due primarily to an increase in employee compensation offset by a decrease in other expenses. Employee compensation expense increased due to increasing employees to 4 full time from 3 full time and one part time.

Total income tax expense was $8,291 for the six months ended September 30, 1998 compared to $7,470 in 1997, reflecting the increase in earnings. The effective tax rate was 23.9% for 1998 as compared to 24.0% in 1997.

THREE MONTHS COMPARISON
-----------------------

Net income was $1,481 less in the quarter ended September 30, 1998 compared to the same quarter in 1997, due to the decrease in net interest income and an increase in noninterest expenses.

Net interest income was $1,262 lower in the three months ended September 30, 1998 compared to the same period in 1997. Interest income was $3,491 higher, primarily due to a higher average balance of the mortgage loan portfolio. Interest expense increased by $4,753 in the quarter ended September 30, 1998 compared to the quarter ended September 30, 1997 due to an increase in the average rate paid on deposits of .09%

The provision for loan losses remained stable for the first three months in 1998 compared to the same period in 1997. Management of the Bank believes that the allowance for loan losses is sufficient based on information currently available. No assurances can be made that future events or conditions or regulatory directives will not result in increased provisions for loan losses or additions to the Bank's allowance for loan losses which may adversely affect net income.

Noninterest expense was $1,165 higher in the quarter ended September 30, 1998 compared to the same period in 1997. This was solely attributable to employee compensation offset by decrease in other expenses.

Income tax expense was $498 less in the second quarter of fiscal 1998 compared
to the second quarter of 1997.   The effective tax rate was 23.9% in 1998
compared to 24.0% in 1997.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Bank's primary sources of funds are deposits, principal and interest payments on loans and FHLB advances. While maturities and scheduled amortizations of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Company's initial stock offering, which was completed on September 22, 1998, contributed substantially to the Company's overall liquidity levels. The Federal Deposit Insurance Corporation ('FDIC'), the Company's and the Bank's primary regulator, requires the Bank to maintain minimum levels of liquid assets. Currently, the required ratio is 5%. The Bank's liquidity ratios were 25.04% and 23.88% at September 30, 1998 and March 31, 1998, respectively, well above the required minimum. Currently, the proceeds from the stock offering are invested in the Federal Home Loan Bank interest bearing Daily Investment Deposit account, as the Company and the Bank explore other options.

A review of the Consolidated Statement of Cash Flows included in the accompanying financial statements shows that the Company's cash and cash equivalents ('cash') increased $168,881 from March 31, 1998 to September 30, 1998. Cash increased $8,352 from March 31, 1997 to September 30, 1997. During the first six months of fiscal 1998, net proceeds from the stock offering primarily provided cash. Cash was primarily used in 1998 to fund loans, invest in interest bearing time deposits and for deposit withdrawals. The increase in cash during the first six months of fiscal 1997 resulted from net cash being provided by deposits, proceeds from a maturing interest-bearing time deposit and FHLB borrowings, offset by cash used to fund loans.

As of September 30, 1998, the Bank had outstanding commitments (including undisbursed loan proceeds) of $141,384. The bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit, which are scheduled to mature in one year or less from September 30, 1998, total $2.3 million. Based upon the Bank's experience, Management believes that a significant portion of such deposits will remain with the Bank.

Federally insured state-chartered banks are required to maintain minimum levels of regulatory capital. Under current FDIC regulations, insured state-chartered banks generally must maintain (i) a ratio of Tier 1 leverage capital to total assets of at least 3.0% (4.0% to 5.0% for all but the most highly rated banks) and (ii) a ratio of Tier 1 capital to risk weighted assets of at least 4.0% and a ratio of total capital risk weighted assets of at least 8.0%. At September 30, 1998, the Bank was in compliance with applicable regulatory capital requirements as follows:
             Tier 1 Capital to Risk Weighted Assets         33.98%
             Tier 1 Capital to Total Assets                 15.79%
             Risk Based Capital to Risk Weighted Assets     35.01%

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

In February 1997, the FASB issued SFAS No. 128, 'Earnings Per Share.' SFAS No. 128 establishes standards for computing and presenting earnings per share ('EPS') and applies to entities with publicly held common stock or potential common stock. SFAS No. 128 simplifies previous standards for computing EPS. SFAS No. 128 became effective for financial statements issued for periods ending after December 15, 1997. Accordingly, the Bank will adopt SFAS No. 128 in computing EPS during the first full period beginning after the successful completion of the Conversion.

In June 1997, the FASB issued SFAS No. 130, 'Reporting Comprehensive income,' which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investment by owners and distributions to owners.' The comprehensive income and related cumulative equity impact of comprehensive income items will be required to be disclosed prominently as part of the notes to the financial statements. Only the impact of unrealized gains or losses on securities available for sale is disclosed as an additional component of the Bank's income under the requirements of SFAS No. 130. This statement is effective for fiscal years beginning after December 15, 1997. The Bank adopted Statement 130 during the current year.

Also in 1997, the FASB issued Statement No. 131, 'Disclosures About Segments of an Enterprise and Related Information,' which supersedes SFAS 14, Financial Reporting for Segments of a Business Enterprise,' and establishes standards for the way that public enterprises report information about operating segments in annual financial statements. In addition, it requires reporting of selected information about operating segments in annual financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic area and major customers. SFAS 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This standard is effective for financial statements periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. There will be no impact on the bank upon adoption.

In June 1998, the FASB issued SFAS No. 133, 'Accounting for Derivative Instruments and Hedging Activities,' which establishes accounting and reporting standards for derivative instruments. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. This statement is effective for all periods beginning after June 15, 1999. The Bank will adopt Statement 133 during 2000-2001 fiscal year and does not anticipate any impact to its financial statement.

YEAR 2000 COMPLIANCE
--------------------

The Bank has completed the initial phase of its Year 2000 preparedness assessment. During this phase, the Bank identified those computer applications used to process information within the Bank including accounting software used for loans and deposits. Each of the companies providing these software programs has assured the Bank in writing that its programs are Year 2000 compliant. In addition, the Bank has contacted its principal external vendors and asked for assurance that they are adequately addressing system and software issues related to year 2000. Each vendor responded that either they are or expect to be Year 2000 compliant prior to December 31, 1999. The Bank has procedures in place to confirm compliance by vendors who expect to be compliant prior to December 31, 1999. The Bank has also completed a review of its loan portfolio and determined that the Bank has no significant loss exposure in the event a borrower's business is interrupted as a result of a Year 2000 compliance problem. The Bank has developed a testing schedule and anticipates completion of this schedule prior to December 31, 1998. The Bank has not incurred any material costs to date with respect to the Year 2000 and based on the results of its assessment does not anticipate that the costs to complete its Year 2000 testing schedule will be material. Although the Bank believes it is taking the necessary actions to address Year 2000, no assurances can be given that some problems will not occur or that the Bank will not incur significant additional expenses in the future if it becomes necessary to replace computers systems, programs or equipment. Such expenses could affect adversely the Company's net income and financial condition.
PART 2.  OTHER INFORMATION

Item l.   Legal Proceedings
               Not applicable
Item 2.   Changes in Securities and Use of Proceeds
               (d)  Use of Proceeds from Registered Offering
                    (1) On August 10, 1998, the Registrant's Registration Statement on Form SB-2 (333-55953) went effective.
                    (2)  The offering commenced August 17, 1998.
                    (3) The offering did not terminate before any security was sold.
                    (4)  Information regarding the offering:
                         (i) The offering was terminated on the scheduled termination date set forth for in the conversion. At such time, the minimum amount of securities required to be sold for such conversion.
                         (ii) The managing underwriter was Trident Securities,
                              Inc.
                        (iii)The securities are entitled Common Stock, par value
                              $.01.
                         (iv) The amount registered by the Company was 145,475
                              shares with an aggregate price of $1,454,750.
                              The amount of securities sold was 99,000 for $990,000.
                         (v)  Expenses

                         Underwriter fees                        $ 53,500
                                   Expenses                        29,831
                         Legal fees                                77,500
                                   Expenses                        11,039
                         Printing, postage and mailing             38,367
                         Accounting fees and expenses              39,900
                         Appraisal and business plan fees          12,500
                                   Expenses                         2,419
                         Blue sky filing fees                       5,600
                                   Expenses                         1,949
                         Federal filing fees (FDIC & SEC)           1,687
                         State registration fee                    10,000
                         Stock transfer agent fees and
                           certificates                             1,426
                         Other expenses                             6,481
                                                                 --------
                              Total                              $292,199*
                                                                 --------
                                                                 --------

*includes expenses billed after September 30, 1998
                         No payments were made to directors, officers or persons owning 100% or more of any class of equity or affiliates of the Company.
                    (vi) The net offering proceeds to the Company after
                         deducting expenses were $697,801.
                  (viii) Proceeds were used as follows:
                         $269,711 was used to acquire the stock of the Bank $79,190 was used to make a loan to the ESOP
                         $348,900 working capital.
Item 3.   Defaults Upon Senior Securities
               Not applicable
Item 4.   Submission of Matters to a Vote of Security Holders
               Not applicable
Item 5.   Other Information
               Not applicable
Exhibits and Reports on Form 8-K
          a. Exhibits
          The following exhibits are filed as part of this report:
          3.1  Certificate of Incorporation of CGB&L Financial Group, Inc. *
          3.2  By-laws of CGB&L Financial Group, Inc. *
          11.0 Computation of earnings per share
          27.  Financial Data Schedule

          b. Report on Form 8-K
               None
---------------------------------

*Incorporated herein by reference into this document from Form S-2
Registration Statement, as amended, filed on June 3, 1998 Registration No. 333-55953.

                                    SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CGB&L FINANCIAL GROUP, INC.

Date: November 16, 1998       By: /s/ Maralyn F. Heckman
                                      ----------------------------------
                                             Maralyn F. Heckman
                                             (Authorized Signor)
                                             President (Principal Executive
                                             Officer and Treasurer (Chief
                                             Financial Officer)

Exhibit 11.0

           STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS (UNAUDITED)

As a result of the Bank's conversion from a state-chartered mutual savings bank to a state-chartered savings bank on September 22, 1998, shares outstanding were only for nine days for the three and nine months ended September 30, 1998. Therefore, the computation of per share earnings is not meaningful.