Form 10QSB
period 1998-12-31
CGB&L FINANCIAL GROUP INC
filed 1999-02-10
CIK 1063227

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1998

                           Commission File No. 0-24793

                           CGB&L FINANCIAL GROUP, INC.
             (Exact name of registrant as specified in its charter)

                         Delaware                      37-1374123
                State or other jurisdiction        (I.R.S. Employer
              of incorporation or organization)     Identification No.)

               229 East South Street, Cerro Gordo, Illinois 61818
              (Address of principal executive offices and Zip Code)

                                 (217) 763-2911
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes ___X___ No______

         As of February 10, 1999, the registrant had outstanding 99,000 shares of its $.01 par value common stock.

    Transitional Small Business Disclosure Format (Check One): Yes/__/ No_X_/

                               Page 1 of 15 pages

                                Table of Contents

Part I - FINANCIAL INFORMATION
                                                                          Page

         Item 1.  Financial Statements                                    3-8

         Item 2.  Management's Discussion and Analysis
                  Of Financial Condition and Results of Operations          9

Part II - OTHER INFORMATION

         Item l.  Legal Proceedings                                        13

         Item 2.  Change in Securities and Use of Proceeds                 13

         Item 3.  Defaults Upon Senior Securities                          13

         Item 4.  Submission of Matters to a Vote of Security Holders      13

         Item 5.  Other Information                                        13

         Item 6.  Exhibits and Reports on Form 8-K                         13

         Signatures                                                        13

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



                           CGB&L Financial Group, Inc.
                           Consolidated Balance Sheet
                   As of December 31, 1998 and March 31, 1998

                                                      December 31      March 31
                                                          1998           1998
                                                      (unaudited)


Assets

  Cash and Cash Equivalents                             $816,903      $524,845
  Interest-bearing time deposits                         693,000       590,000
  Investment securities available for sale               238,161       175,329
  Loans                                                5,668,999     5,558,889
  Allowance for Loan losses                             (32,700)      (32,700)
                                                     -----------   -----------
     Net Loans                                         5,636,299     5,526,189
  Premises and equipment                                  16,529        15,726
  Federal Home Loan Bank stock                            55,100        46,200
  Other assets                                            46,160        56,692
                                                     -----------    ----------
      Total Assets                                    $7,502,152    $6,934,981
                                                     ===========    ==========

Liabilities
  Interest-bearing deposits                           $5,094,068    $5,250,307
  Long-term debt                                         600,000       600,000
  Other liabilities                                      125,983        98,660
                                                     -----------    ----------
      Total liabilities                                5,820,051     5,948,967

Stockholders' Equity
  Preferred stock,  $.01 par value
     Authorized and unissued --  100,000 shares
  Common stock, $ .01 par value
      Authorized-- 900,000  shares

      Issued--99,000 shares

      Outstanding--91,477 shares                             990

  Paid in capital                                        698,362
  Retained earnings                                      903,181       872,685
  Net unrealized gain on securities available for sale   154,798       113,329
  Less:
  Unearned ESOP shares                                   (75,230)
                                                      -----------    ----------
    Total stockholders' equity                          1,682,101      986,014
                                                      -----------    ----------
    Total liabilities and stockholders' equity         $7,502,152   $6,934,981
                                                      ===========   ===========
See note to consolidated financial statements.




                           CGB&L Financial Group, Inc.
                         Consolidated Income Statements
  For the nine months ended December 31, 1998 and December 31, 1997 (Unaudited)


                                                   1998                     1997


Interest Income                                       0
  Loans receivable                             $379,527                 $350,362
  Investment securities                           3,983                    3,482
  Deposits with financial institutions           44,220                   55,879
                                               --------                 --------
      Total interest income                     427,730                  409,723

Interest Expense
  Deposits                                      209,922                  217,705
  FHLB advances                                  29,150                    8,029
                                               --------                  -------
     Total interest expense                     239,072                  225,734
                                               --------                  -------

Net Interest Income                             188,658                  183,990
   Provision for loan losses                          0                        0
                                               --------                  -------
Net Interest Income After Provision
     for Loan Losses                            188,658                  183,990
                                               --------                  -------
Noninterest Income                                4,831                    3,827
                                               --------                  -------

Noninterest Expense
   Salaries and employee benefits               106,249                   98,229
   Net occupancy and equipment expenses           3,520                    4,121
   Deposit Insurance Expense                      2,570                    1,680
   Insurance expense                              2,468                    2,468
   Other expenses                                35,242                   25,044
                                               --------                  -------
     Total noninterest expense                  150,049                  131,542

Income Before Income Tax                         43,440                   56,275
   Income tax expense                            12,944                   13,506
                                               --------                  -------
Net Income                                      $30,496                  $42,769
                                               ========                  =======
              Per share data:
                    Basic Weighted Average          N/A                      N/A
                    Shares Outstanding              N/A                      N/A


See notes to consolidted financial statements.




                           CGB&L Financial Group, Inc.
                         Consolidated Income Statements
 For the three months ended December 31, 1998 and December 31, 1997 (Unaudited)


Interest Income
  Loans receivable                           $  127,670               $  123,924
  Investment securities                           1,348                    1,296
  Deposits with financial institutions           15,267                   17,589
                                               --------                  -------
      Total interest income                     144,285                  142,809

Interest Expense
  Deposits                                       67,448                   72,888
  FHLB advances                                   9,752                    4,223
                                               --------                  -------
     Total interest expense                      77,200                   77,111
                                               --------                  -------

Net Interest Income                              67,085                   65,698
   Provision for loan losses                          0                        0
                                               --------                  -------
Net Interest Income After
   Provision for Loan Losses                     67,085                   65,698
                                               --------                  -------
Noninterest Income                                1,575                    1,461
                                               --------                  -------

Noninterest Expense
   Salaries and employee benefits                37,638                   31,400
   Net occupancy and equipment expenses             841                    1,210
   Deposit Insurance Expense                        944                     (44)
   Insurance expense                                  0                        0
   Other expenses                                20,436                    9,443
                                               --------                  -------
     Total noninterest expense                   59,859                   42,009
                                               --------                  -------

Income Before Income Tax                          8,801                   25,150
   Income tax expense                             4,653                    6,036
                                               --------                  -------
Net Income                                     $  4,148                  $19,114
                                               ========                  =======
                   Per share data:
                        Basic Weighted Average    $0.05                      N/A
                        Shares Outstanding       91,345                      N/A


See notes to consolidated financial statements.




                           CGB&L Financial Group, Inc.
                 Consolidated Statements of Comprehensive Income

                                                 Three Months Ended              Nine Months Ended
                                                  December 31, 1998              December 31, 1998
                                                        (Unaudited)                    (Unaudited)
                                                  -----------------             ------------------


Net Income                                                  $ 4,148                        $30,496

Other comprehensive income,
Net of tax
     Unrealized gains on securities:
        Unrealized holding gain arising
        during the period                                   $36,133                        $41,469
        Less: Reclassification adjustment
        for gains included in net income                          0                              0
Other  comprehensive income                                  36,133                         41,469
                                                            -------                        -------

Comprehensive income                                        $40,281                        $71,965
                                                            =======                        =======


                                                 Three Months Ended              Nine Months Ended
                                                  December 31, 1997              December 31, 1997
                                                        (Unaudited)                    (Unaudited)
                                                  -----------------             ------------------

Net Income                                                  $19,114                        $42,769

Other comprehensive income,
Net of tax
     Unrealized gains on
     securities:
       Unrealized holding gain arising during
       the period                                           $16,313                        $35,828
       Less: Reclassification adjustment for
       gains included in net income                               0                              0
Other comprehensive income                                   16,313                         35,828
                                                            -------                        -------

Comprehensive income                                        $35,427                        $78,597
                                                            =======                        =======

See notes to consolidated financial statements




                           CGB&L Financial Group, Inc.
                      Consolidated Statement of Cash Flows
      Nine Months Ended December 30, 1998 and December 30, 1997 (Unaudited)


                                                               1998         1997


Operating Activities
  Net income                                                $30,496      $42,769
  Adjustments to reconcile net income to net
    cash provided by operating activities
    Provision for loan loss                                       0            0
    Depreciation                                              1,008        1,008
    Allocation of ESOP shares                                 4,019            0
    Net change in :
       Other liabilities                                      5,960      (1,376)
       Other assets                                          10,532      (8,856)
                                                           --------      -------
       Net cash provided by operating activities             52,015       33,545
                                                           --------      -------

Investing Activities
  Net change in interest-bearing deposits                 (103,000)      293,000
  Net change in loans                                     (110,110)    (864,876)
  Purchase of premises and equipment                        (1,811)      (7,632)
  Purchase of FHLB stock                                    (8,900)      (3,200)
                                                           --------      -------
       Net cash used by investing activities              (223,821)    (582,708)
                                                           --------      -------


Financing Activities
  Net change in deposits                                  (156,239)        4,411
  Proceeds from long-term debt                                   0       600,000
  Issuance of common stock                                  620,103            0
                                                           --------      -------
       Net cash provided by financing activities            463,864      604,411
                                                           --------      -------

Net Change in Cash and Cash Equivalents                     292,058       55,248

Cash and Cash Equivalents, Beginning of Period              524,845      109,912
                                                           --------      -------
Cash and Cash Equivalents, End of Period                   $816,903     $165,160
                                                           ========     ========
Additional Cash Flows Information
   Interest paid                                           $238,904     $220,180
   Income tax paid                                           12,944       13,506


See notes to consolidated financial statements.


     Notes to Consolidated Financial Statements

     1.  BACKGROUND INFORMATION

         CGB&L Financial Group, Inc. (the "Company") was incorporated on May 21, 1998 and on September 22, 1998 acquired all of the outstanding shares of common stock of Cerro Gordo Building and Loan, s.b. of Cerro Gordo, (the "Bank") upon the Bank's conversion from a state chartered mutual savings bank to a state chartered savings bank. The Company purchased 100% of the outstanding capital stock of the Bank using 50% of the net proceeds from the Company's initial stock offering, which was completed on September 22, 1998. The Company sold 99,000 shares of common stock in the initial offering at $10 per share, including 7,919 shares purchased by the Bank's Employee Stock Ownership Plan ("ESOP"). The Bank acquired the ESOP shares with proceeds from a Company loan totaling $79,190. The net proceeds of the offering totaled $699,293:
         $990,000 less $290,707 in underwriting costs and other conversion expenses.

         The acquisition of the Bank by the Company is being accounted for as a "pooling-of-interests" under generally accepted accounting principles. The application of the pooling-of-interests method records the assets and liabilities of the merged companies on a historical cost basis with no goodwill or other intangible assets being recorded.

     2.  STATEMENT OF INFORMATION FURNISHED

         The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and item 310 (b) of Regulations S-B. In the opinion of management these statements contain all adjustments necessary to present fairly the financial position as of December 1998 and March 1998, the results of operations for the nine months ended December 1998 and December 1997, the results of operations for the three months ended December 1998 and 1997 and the cash flows for the nine months ended December 1998 and 1997. All adjustments to the financial statements were normal and recurring in nature. These results have been determined on the basis of generally accepted accounting principles. The results of operations for the nine months and the three months ended December 1998 are not necessarily indicative of the results to be expected for the entire fiscal year.

         The consolidated financial statements are those of the Company and the Bank. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Prospectus dated August 10, 1998.

      PART I.  FINANCIAL INFORMATION

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATION

      CGB&L Financial Group, Inc. (the "Company") is the holding company for Cerro Gordo Building and Loan, s.b. (the "Bank"). Prior to the Company's acquisition of the Bank on September 22, 1998, the Company had no material assets or operations. Accordingly, the following information reflects management's discussion and analysis of the financial condition and results of operations for the Bank at and for the period prior to September 22, 1998 and the Company and its subsidiary thereafter.


                               FINANCIAL CONDITION

      Total assets increased $567,171 from March 31, 1998 to December 31, 1998 or 8.2%. This increase was attributable primarily to increases in cash/cash equivalents, investments in interest-bearing time deposits, one investment security, Federal Home Loan Bank ("FHLB") stock and the loan portfolio. Cash and cash equivalents increased $292,058 and interest-bearing time deposits increased $103,000 due to cash generated from the Company's stock offering.

      The $62,832 increase in investment securities from March 31, 1998 to December 31,1998 was the result of an increase in the share value of Federal Home Loan Mortgage Corporation ("FHLMC") stock. The FHLMC stock is the sole investment security held by the Bank.

      The $110,110 increase in net loans from March 31, 1998 to December 31, 1998 was the result of increase in one-to-four family residential mortgage loans. This growth was the result of management's continued emphasis on the Bank's loan portfolio.

      The decline in total deposits from March 31, 1998 to December 31, 1998 of $156,239 or 2.98% was due to depositors withdrawing funds to purchase the Company's stock. The bank's depositors purchased 24.17% of the Company's stock with funds previously on deposit.

      Other liabilities increased $27,323 from March 31, 1998 to December 31, 1998, primarily due to an increase in deferred income tax liability for FHLMC unrealized gain.

      FHLB Stock held by the bank increased $8,900 from March 31, 1998 to December 31, 1998 to meet the capital stock required by statute and regulation.

      Total stockholders' equity increased $696,087 from March 31, 1998 to December 31, 1998; the increase summarized as follows:

 Stockholder's equity, March 31, 1998.........................         $ 986,014
 Gross proceeds of stock offering.............................           990,000
 Underwriting commissions & other conversion expenses.........         (290,707)
 Net income...................................................            30,496
 Increase in unrealized gain on securities available for sale.            41,469
 Total shares price of shares purchased by ESOP...............          (79,190)
 ESOP Shares allocated........................................             4,019
                                                                      ----------
 Stockholders' equity, December 31, 1998......................        $1,682,101
                                                                      ==========

                                    RESULTS OF OPERATIONS

     NINE MONTH COMPARISON

      Net income was $30,496 for the nine months ended December 31, 1998 compared to $42,769 for the comparative period ending December 31, 1997. The 28.70% decrease in earnings is primarily attributable to additional one-time expenses related to the mutual stock conversion and higher salaries & employee benefit expense offset by higher net interest income.

      Net interest income increased $4,668 in the nine months ended December 31, 1998 compared to the same period in 1997, due to a higher average balance of loans financed by borrowings from the Federal Home Loan Bank. The borrowings were invested primarily in one-to-four family loans. Interest expense increased due to new Federal Home Loan Bank long term borrowings. Interest income on deposits with financial institutions declined by $11,659 for this period in 1998 compared to 1997 due to lower average balances pertaining to interest-bearing time deposits. The provision for loan losses remained stable for the first nine months in 1998 compared to the same period in 1997. Management of the Bank believes that the allowance for loan losses is sufficient based on information currently available. No assurances can be made that future events or conditions or regulatory directives will not result in increased provisions for loan losses or additions to the Bank's allowance for loan losses which may adversely affect net income.

      Total noninterest expense increased $18,507or 14.07% for the first nine months of 1998 compared to the first nine months of 1997, due to an increase in employee compensation and other expenses. Employee compensation expense increased due to increasing employees to 4 full time from 3 full time and one part time. Other expenses increased due to additional post-conversion expenses.

      Total income tax expense was $12,944 for the nine months ended December 31, 1998 compared to $13,506 in 1997, reflecting the decrease in earnings. The effective tax rate was 23.9% for 1998 as compared to 24.0% in 1997.

      THREE MONTHS COMPARISON

      Net income was $14,966 less in the quarter ended December 31, 1998 compared to the same quarter in 1997, due to an increase in noninterest expenses and employee compensation off set by an increase in net interest income.

      Net interest income was $1,387 higher in the three months ended December 31, 1998 compared to the same period in 1997. Interest income was $1,476 higher, primarily due to a higher average balance of the mortgage loan portfolio. Interest expense increased by $89 in the quarter ended December 31, 1998 compared to the quarter ended December 31, 1997.

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

      Noninterest expense was $17,850 higher in the quarter ended December 31, 1998 compared to the same period in 1997. This was primarily attributable to additional post-conversion expenses and an increase in employee compensation.

      Income tax expense was $1,383 less in the three months ended December 31, 1998 compared to the three months ended the same period in 1997. The effective tax rate was 23.9% in 1998 compared to 24.0% in 1997.

      LIQUIDITY AND CAPITAL RESOURCES

      The Bank's primary sources of funds are deposits, principal and interest payments on loans and FHLB advances. While maturities and scheduled amortizations of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Company's initial stock offering, which was completed on September 22, 1998, contributed substantially to the Company's overall liquidity levels. The Federal Deposit Insurance Corporation ("FDIC"), the Company's and the Bank's primary regulator, requires the Bank to maintain minimum levels of liquid assets. Currently, the required ratio is 5%. The Bank's liquidity ratios were 27.32% and 23.88% at December 31, 1998 and March 31, 1998,
      respectively, well above the required minimum. Currently, the proceeds from the stock offering are invested in the Federal Home Loan Bank interest bearing Daily Investment Deposit account, as the Company and the Bank explore other options.

      A review of the Consolidated Statement of Cash Flows included in the accompanying financial statement shows that the Company's cash and cash equivalents ("cash") increased $292,058 from March 31, 1998 to December 31, 1998. Cash and cash equivalent increased $55,248 from March 31, 1997 to December 31, 1997. During the first nine months of fiscal 1998, net proceeds from the stock offering primarily provided cash. Cash was primarily used in 1998 to fund loans, invest in interest bearing time deposits and for deposit withdrawals. The increase in cash during the first nine months of fiscal 1997 resulted from net cash being provided by deposits, proceeds from a maturing interest-bearing time deposit and FHLB borrowings, offset by cash used to fund loans.

      As of December 31, 1998, the Bank had outstanding commitments (including undisbursed loan proceeds) of $156,090. The bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit, which are scheduled to mature in one year or less from December 31, 1998, total $2.7 million. Based upon the Bank's experience, Management believes that a significant portion of such deposits will remain with the Bank.

      Federally insured state-chartered banks are required to maintain minimum levels of regulatory capital. Under current FDIC regulations, insured state-chartered banks generally must maintain ( i) a ratio of Tier 1 leverage capital to total assets of at least 3.0% (4.0% to 5.0% for all but the most highly rated banks) and (ii) ratio of Tier 1 capital to risk weighted assets of at least 4.0% and a ratio of total capital risk weighted assets of at least 8.0%. At December 31, 1998, the Bank was in compliance with applicable regulatory capital requirements as follows:

            Tier 1 Capital to Risk Weighted Assets               28.45 %
            Tier 1 Capital to Total Assets                       15.52 %
            Risk Based Capital to Risk Weighted Assets           29.30 %

      Recent Accounting Pronouncements

      In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. SFAS No. 128 simplifies previous standards for computing EPS. SFAS No. 128 became effective for financial statements issued for periods ending after December 15, 1997. Accordingly, the Bank will adopt SFAS No. 128 in computing EPS during the first full period beginning after the successful completion of the Conversion

      In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as "the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investment by owners and distributions to owners." The comprehensive income and related cumulative equity impact of comprehensive income items will be required to be disclosed prominently as part of the notes to the financial statements. Only the impact of unrealized gains or losses on securities available for sale is disclosed as an additional component of the Bank's income under the requirements of SFAS No. 130. This statement is effective for fiscal years beginning after December 15, 1997. The Savings Bank adopted Statement 130 during
      1998-1999 fiscal year.

      Also in 1997, the FASB issued Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information," which supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise," and establishes standards for the way that public enterprises report information about operating segments in annual financial statements. In addition, it requires reporting of selected information about operating segments in annual financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic area and major customers. SFAS 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This standard is effective for financial statements periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. There will be no impact on the bank upon adoption.

      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. This statement is effective for all periods beginning after June 15, 1999. The Bank will adopt Statement 133 during 2000-2001 fiscal year and does not anticipate any impact to its financial statement.

      In 1998, the FASB issued Statement No. 134 "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise. This statement establishes accounting standards for certain activities of mortgage banking enterprises and for other enterprises with similar mortgage operations. This Statement amends SFAS No. 65 which as previously amended by SFAS Nos. 115 and 125, required a mortgage banking enterprise to classify a mortgage-backed security as a trading security following the securitization of the mortgage loan held for sale. This Statement further amends SFAS No. 65 to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities must classify the resulting mortgage-backed security or other retained interests based on the entity's ability and intent to sell or hold those investments. The determination of the appropriate classification for securities retained after the securitization of mortgage loans by a mortgage banking enterprise now conforms to SFAS No. 115. The only requirement the new Statement adds is that if an entity has a sales commitment in place, the security must be classified into trading. This Statement is effective for the first fiscal quarter beginning after December 15, 1998. There will be no impact on the bank upon adoption.

      Year 2000 Compliance

      The Bank has completed the initial phase of its Year 2000 preparedness assessment. During this phase, the Bank identified those computer applications used to process information within the Bank including accounting software used for loans and deposits. Each of the companies providing these software programs has assured the Bank in writing that its programs are Year 2000 compliant. In addition, the Bank has contacted its principal external vendors and asked for assurance that they are adequately addressing system and software issues related to year 2000. Each vendor responded that either they are or expect to be Year 2000 compliant prior to December 31, 1999. The Bank has procedures in place to confirm compliance by vendors who expect to be compliant prior to December 31, 1999. The Bank has also completed a review of its loan portfolio and determined that the Bank has no significant loss exposure in the event a borrower's business is interrupted as a result of a Year 2000 compliance problem. The Bank has developed a testing schedule and anticipates completion of this schedule prior to March 31, 1999. The Bank has not incurred any material costs to date with respect to the Year 2000 and based on the results of its assessment does not anticipate that the costs to complete its Year 2000 testing schedule will be material. Although the Bank believes it is taking the necessary actions to address Year 2000, no assurances can be given that some problems will not occur or that the

      Bank will not incur significant additional expenses in the future if it becomes necessary to replace computers systems, programs or equipment. Such expenses could affect adversely the Company's net income and financial condition.


      Part II. Other information

      Item l.    Legal Proceedings
                 Not applicable
      Item 2.   Changes in Securities and Use of Proceeds

      All as previously reported......09-30-1998 except 2 changes for 12-31-1998
                                     ----------                       ----------
        Printing, postage and mailing  $ 38,367   decreased to     $  36,875 and
        Total                          $292,199   decreased to     $ 290,707



      Item 3.   Defaults Upon Senior Securities
                Not applicable
      Item 4.   Submission of Matters to a Vote of Security Holders
                Not applicable
      Item 5.   Other Information
                Not applicable
      Item 6.   Exhibits and Reports on Form 8-K

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

      Dated:  February 10, 1999        By: /s/  Maralyn F. Heckman
                                       (Authorized Signor)
                                       President (Principal Executive Officer)
                                       and Treasurer (Chief Financial Officer)