Form 10KSB
period 1999-03-31
CGB&L FINANCIAL GROUP INC
filed 1999-06-29
CIK 1063227

FORM 10KSB FOR CGB&L FINANCIAL GROUP, INC. FILED ON JUNE 29, 1999 12:00 PM


                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the Year ended March 31, 1999
                                           --------------

                        Commission file number 000-24793
                                               ---------

                           CGB&L FINANCIAL GROUP, INC.
                     ---------------------------------------
                 (Name of small business issuer in its charter)

                       Delaware                       37-1374123
             ------------------------------      -------------------
            (State or other jurisdiction of         (IRS Employer
             incorporation or organization)      Identification No.)

        229 E. SOUTH ST. -P.O. Box 680, Cerro Gordo, Illinois 61818-0680
        ----------------------------------------------------- ----------
               (Address of principal executive offices)       (Zip Code)

          Issuer's telephone number, including area code (217) 763-2911
                                                         --------------

                    Securities registered under Section 12(b)
                            of the Exchange Act: None
                                                 ----

                    Securities registered under Section 12(g)
                              of the Exchange Act:

                     Common Stock: par value $0.01 per share
                     ---------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

            State issuer's revenues for its most recent fiscal year.
                                    $581,123
                                    --------

The aggregate market value of the voting stock held by non-affiliates of the Registrant, i.e., persons other than directors and executive officers of the Registrant, at May 31, 1999 was $830,775. For purposes of this determination only, directors and executive officers of the Registrant have been presumed to be affiliates. The market value is based upon $11.00 per share, the last sales price as quoted on the Over The Counter Market for March 31, 1999.

The Registrant had 99,000 shares of Common Stock outstanding, for ownership purposes, at March 31, 1999.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

The Exhibit Index is located at pages 52-53.


                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 1999 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-KSB.


                                TABLE OF CONTENTS

PART I
                                                                    PAGE

Item 1.  Description of Business . . . . . . . . . . . . . . . . . .   3

Item 2.  Description of Property . . . . . . . . . . . . . . . . . .  30

Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . .  30

Item 4.  Submission of Matters to a
          Vote of Security Holders . . . . . . . . . . . . . . . . .  30

PART II

Item 5.  Market for Common Equity and
          Related Stockholder Matters. . . . . . . . . . . . . . . .  30

Item 6.  Management's Discussion
          and Analysis or Plan of Operation. . . . . . . . . . . . .  31

Item 7.  Financial Statements. . . . . . . . . . . . . . . . . . . .  34

Item 8.  Changes In and Disagreements With Accountants
          on Accounting and Financial Disclosure . . . . . . . . . .  52

PART III

Item 9.  Directors, Executive Officers, Promoters and
          Control Persons; Compliance with Section
          16(a) of the Exchange Act. . . . . . . . . . . . . . . . .  52

Item 10. Executive Compensation. . . . . . . . . . . . . . . . . . .  52

Item 11. Security Ownership of Certain Beneficial
          Owners and Management. . . . . . . . . . . . . . . . . . .  52

Item 12. Certain Relationships and Related Transactions. . . . . . .  52

Item 13. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . .  52

SIGNATURES


                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

GENERAL

   CGB&L Financial Group, Inc. ("CGB&L") was incorporated on May 21, 1998 and on September 22, 1998 acquired all of the outstanding shares of common stock of Cerro Gordo Building and Loan, s.b., Cerro Gordo, Illinois, (the "Building & Loan") upon the Building & Loan's conversion from a state chartered mutual savings bank to a state chartered stock savings bank (the "Conversion"). CGB&L purchased 100% of the outstanding capital stock of the Building & Loan using 50% of the net proceeds from CGB&L's initial stock offering which was completed on September 22, 1998. CGB&L sold 99,000 shares of common stock in the initial offering at $10 per share, including 7,919 shares purchased by the Building & Loan's Employee Stock Ownership Plan ("ESOP"). The Building & Loan acquired the ESOP shares with proceeds from a CGB&L loan totaling $79,190. The net proceeds of the offering totaled $699,293: $990,000 less $290,707 in underwriting costs and other conversion expenses. CGB&L began trading on the Over The Counter Bulletin Board on September 23, 1998 under the symbol "CGBL".

   The acquisition of the Building & Loan by CGB&L was accounted for as a "pooling-of-interests" under generally accepted accounting principles. The application of the pooling-of-interests method records the assets and liabilities of the merged companies on a historical cost basis with no goodwill or other intangible assets being recorded.

   CGB&L's assets at March 31, 1999 consist primarily of the investment in the Building & Loan of $1,252,506, cash and cash equivalents of $249,966 and interest bearing time deposits of $100,000. CGB&L does not transact any other material business except through its subsidiary, the Building & Loan.

BUSINESS OF THE BUILDING & LOAN

   The Building & Loan was originally chartered as a state-chartered savings and loan association in 1886 and converted to a state-chartered savings bank in 1992. Prior to changing its name to Cerro Gordo Building and Loan, s.b on January 1, 1993 the institution operated as Cerro Gordo Building and Loan Association.

   The Building & Loan's primary market area consists of a ten-mile radius of Cerro Gordo, Illinois, which includes portions of the counties of Piatt, Macon, and Moultrie. Cerro Gordo has a population of approximately 1,500. The primary employers located in and around Cerro Gordo include the Cerro Gordo School District, Bridgestone/Firestone, Inc., Caterpillar, Inc., Archer Daniels Midland, and agriculture.

   The Building & Loan maintains one office in Cerro Gordo and provides savings accounts, certificates of deposit and mortgage loans with emphasis on one- to four-family residential mortgage loans. At March 31, 1999, the Building & Loan had total assets, liabilities, and stockholders' equity of $7,032,766, $5,780,260, and $1,252,505 respectively.

   The Building & Loan's principal business consists of the acceptance of retail deposits from the residents and small businesses surrounding its office and the investment of those deposits, together with funds generated from operations, primarily in one- to four-family residential mortgage loans. The Building & Loan also invests, to a lesser extent, in multi-family mortgage loans, commercial real estate loans, construction loans, and consumer (share) loans.

   The Building & Loan's revenues are derived principally from interest on its mortgage and share loans, and, to a lesser extent, interest and dividends on its interest bearing deposits and securities. The Building & Loan's primary sources of funds are deposits, principal and interest payments and principal prepayments on loans, and proceeds from Federal Home Loan Bank ("FHLB") advances.


SELECTED FINANCIAL INFORMATION OF CGB&L

   The following table sets forth certain selected financial data for CGB&L on a consolidated basis. This summary has been derived from, and should be read in conjunction with, the financial statements of CGB&L and the related notes thereto and management's discussion included elsewhere in this report.

FINANCIAL DATA:

                                                      At March 31
                                            -----------------------------
                                               1999               1998(2)
                                            ----------          ---------
Total assets............................... $7,382,732          6,934,981
Cash and cash equivalents..................    775,314            524,845
Interest-bearing time deposits.............    891,000            590,000
Investment securities available for sale...    211,827            175,329
Loans, net.................................  5,390,273          5,526,189
Federal Home Loan Bank stock...............     55,100             46,200
Deposits...................................  4,995,294          5,250,307
Long-term debt.............................    600,000            600,000
Total Stockholders' equity (3).............  1,667,578            986,014

OPERATING DATA:                              For the Fiscal Year Ended March 31,
                                             -----------------------------------
                                                       1999            1998
                                                    ----------      ----------
Total interest income .........................     $  573,930      $  541,984
Total interest expense ........................        315,124         309,763
                                                    ----------      ----------
Net interest income ...........................        258,806         232,221
Provision for loan losses .....................             --          26,500
                                                    ----------      ----------
Net interest income after
 provision for loan loss ......................        258,608         205,721
Other income ..................................          7,193           6,708
Other expenses ................................        218,003         159,855
                                                    ----------      ----------
Income before income tax ......................         47,996          52,574
Income tax expense ............................         10,625          10,702
                                                    ----------      ----------
Net income ....................................     $   37,371      $   41,872
                                                    ==========      ==========
OTHER DATA:
Number of real estate loans outstanding .......            193             197
Number of deposit accounts ....................            611             638

KEY OPERATING RATIOS:
The table below sets forth certain
 performance ratios of CGB&L.                For the Fiscal Year Ended March 31,
                                             -----------------------------------
                                                       1999             1998
                                                    ----------      ----------

Return on assets (net income divided
  by average total assets) ....................         0.52%           0.63%
Return on average equity (net income
  divided by average equity) ..................         2.75%           4.60%
Average equity to average assets ..............        18.81%          13.62%
Interest rate spread (difference
  between average yield on interest
  earning assets and average cost of
  interest bearing liabilities) ...............         2.82%           2.67%
Net interest margin (net interest
  income as a percentage of average
  interest earning assets) ....................         3.76%           3.47%
Non-interest expense to average assets ........         3.05%           2.38%
Average interest-earning assets to
  interest bearing liabilities ................       120.37%         117.29%
Allowance for loan losses to
  total loans at end of period ................         0.60%           0.58%
Net charge offs to average outstanding
  loans during the period .....................          N/A             N/A
Ratio of nonperforming assets
  To total assets (1) .........................         0.78%           0.16%
-----------------------------
(1) Nonperforming assets include non-accrual loans, accruing loans delinquent 90 days or more and real estate owned.

(2) On September 22, 1998, the Building & Loan converted from a state chartered mutual savings bank to a state chartered stock savings bank, therefore, 1998 reflects the Building & Loan operations only.

(3) Prior to conversion on September 22, 1998, data relates to total equity capital.

AVERAGE BALANCE SHEET

   The following table presents the average balance sheet for CGB&L for the years ended March 31, 1999 and 1998, the interest on interest-earning assets and interest-bearing liabilities and the related average yield or cost. The average balances are derived from average monthly balances. The yields or costs are calculated by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown except where noted otherwise. The yields and costs include fees which are considered adjustments to yields.

                                              AT MARCH 31,                           YEAR ENDED MARCH 31,
                                              ------------ -------------------------------------------------------------------------
                                                  1999                  1999                                   1998
                                                -------    ----------------------------------    -----------------------------------

                                                AVERAGE                              AVERAGE                              AVERAGE
                                                 YIELD/    AVERAGE                    YIELD/     AVERAGE                   YIELD/
                                                  RATE     BALANCE      INT.           RATE      BALANCE       INT.         RATE
                                                -------   --------    --------       -------    --------     --------     -------
                                                                              (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
 LOANS, NET (1) ...........................       9.00%   $  5,615    $    507        9.03%(5)   $  5,289    $    466       8.81%(5)
   INT-BEARING DEPOSITS WITH
    FINANCIAL INSTITUTIONS ................       4.85       1,081          62        5.74          1,205          71       5.89
  SECURITIES ..............................       2.58         194           5        2.58            189           5       2.65
                                                          --------    --------                   --------    --------
TOTAL INTEREST-EARNING ASSETS .............       7.99       6,890         574        8.33          6,683         542       8.11
                                                                      --------                               --------
   NON-INTEREST-EARNING ASSETS ............                    267                                     29
                                                          --------                               --------
TOTAL ASSETS ..............................               $  7,157                               $  6,712
                                                          ========                               ========
INTEREST-BEARING LIABILITIES:
  DEPOSITS:
    SAVINGS ...............................       2.50    $    474          14        2.96       $    462          15       3.25
    CERTIFICATES ..........................       5.57       4,650         262        5.64          4,885         274       5.61
                                                          --------    --------                   --------    --------
    TOTAL DEPOSITS ........................       5.33       5,124         276        5.39          5,347         289       5.40
  FHLB ADVANCES ...........................       6.36         600          39        6.50            351          21       5.98
                                                          --------    --------                   --------    --------
TOTAL INTEREST-BEARING
  LIABILITIES .............................       5.44       5,724         315        5.51          5,698         310       5.44
                                                          --------    --------                   --------    --------

NON-INTEREST-BEARING LIABILITIES ..........                     87                                    100
                                                          --------                                -------
  TOTAL LIABILITIES .......................                  5,811                                  5,798
  STOCKHOLDERS' EQUITY (4) ................                  1,346                                    914
                                                          --------                                -------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY ..               $  7,157                               $  6,712
                                                          ========                               ========

NET INTEREST INCOME;
  INTEREST RATE SPREAD (2) ................       2.55%               $    259        2.82%                  $    232       2.67%
                                               =======                ========     =======                   ========    =======
NET INTEREST MARGIN (3) ...................       3.57%                               3.76%                                 3.47%
                                               =======                             =======                               =======
RATIO OF AVERAGE INT-EARNING
 ASSETS TO INT-BEARING LIABILITIES ........     124.77%                             120.37%                               117.29%
                                               =======                             =======                               =======

----------------------------
     (1) Amount is net of deferred loan fees, loan discounts and premiums, loans in process, allowance for loan losses and nonperforming loans.

     (2) Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

     (3) Net interest margin represents net interest income divided by average interest-earning assets.

     (4) Prior to conversion on September 22, 1998, data relates to total equity capital.

     (5) Loan fees included in interest income were $26,013 and $29,842 for 1999 and 1998, respectively.

    RATE/VOLUME ANALYSIS - The following table describes the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected CGB&L's interest income and expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (change in volume multiplied by prior rate), (ii) changes in rate (change in rate multiplied by prior volume); and (iii) the total change in rate and volume. The combined effect of changes in both rate and volume has been allocated proportionately to the change due to volume and the change due to rate, based on the absolute value of each to the total.

                                               ---------------------------------
                                                       Year Ended March 31,
                                               ---------------------------------
                                                     1999       vs.    1998
                                               ---------------------------------
                                                   Increase
                                                  (Decrease)
                                                    Due to
                                               -----------------    Net Increase
                                               Volume       Rate     (Decrease)
                                               ------      -----    ------------
                                                       (In Thousands)
Interest-earning assets:

  Loans, net ............................       $ 29        $ 12        $ 41

  Interest-bearing deposits with
    Financial institutions ..............         (7)         (2)         (9)

  Securities ............................         --          --          --
                                                ----        ----        ----

  Total change in interest income .......       $ 17        $ 15        $ 32
                                                ----        ----        ----

Interest-bearing liabilities:

  Deposits:

  Savings ...............................         --          (1)         (1)

  Certificates ..........................        (13)          1         (12)

  FHLB advances .........................         16           2          18
                                                ----        ----        ----

  Total change in interest expense ......          1           4           5
                                                ----        ----        ----

Net change in net interest income .......       $ 16        $ 11        $ 27
                                                ====        ====        ====

INVESTMENT ACTIVITIES

   Under applicable regulations of the Commissioner, the Building & Loan has the authority to invest in various types of liquid assets, including United States Treasury obligations, obligations of various Federal agencies and corporations and of state and municipal governments, Federal Home Loan Bank of Chicago stock, and certificates of deposit, demand or savings accounts or other insured obligations of federally insured financial institutions. Subject to various restrictions, the Building & Loan may also invest a portion of its assets in investment grade commercial paper and debt securities.

   Investment decisions are made by the C.E.O. of CGB&L in accordance with an investment policy adopted by the Board of Directors of CGB&L. Under the investment policy in effect as of the date hereof, CGB&L is permitted to invest in U.S. treasury bills, notes and bonds, securities backed by the full faith and credit of the federal government or federal agencies, state, county and municipal securities that meet specified credit standards and certificates of deposit, demand or savings accounts or other insured obligations of federally insured financial institutions. Under CGB&L's investment policy, CGB&L may invest in certain other forms of bank-eligible securities if such investment is approved by the Board of Directors.

   At March 31, 1999 CGB&L held $211,827 in investments securities, compared with $175,329 at March 31, 1998.

   The following table sets forth CGB&L's investment securities portfolio at carrying value at the dates indicated.

                                                     March 31,
                                  -------------------------------------------
                                          1999                    1998
                                  -------------------    --------------------
                                    Book   Percent of      Book    Percent of
                                    Value  Portfolio       Value   Portfolio
                                  -------- ----------    --------  ----------
FHLMC common stock..........      $211,827     100%       $175,329     100%
                                  ========     ====       ========     ====


The FHLMC common stock had a book value and market value of $211,827 as of March 31, 1999 which was in excess of 10% of CGB&L's retained earnings at that date.

LENDING ACTIVITIES

   GENERAL. Historically, the principal lending activity of the Building & Loan has been the origination of long-term fixed-rate mortgage loans for the purpose of constructing, financing or refinancing one- to four-family residential properties. The Building & Loan also originates, from time to time, multi-family and commercial real estate loans, and consumer share loans, although such loans presently constitute a relatively small percentage of the Building & Loan's total loan portfolio.

     LOAN PORTFOLIO COMPOSITION. Virtually all of the loan portfolio is secured by properties located in Piatt, Macon, and Moultrie counties in Central
Illinois. All loans are fixed rate loans with maximum maturities of 20 years or less. The Building & Loan has historically not sold loans in the secondary mortgage market, including transactions with FHLMC or mortgage brokers. The following table sets forth the composition of the consolidated loan portfolio in dollar amounts and in percentages of the respective portfolios at the dates indicated:

                                           Amount of Loans Outstanding at
                                           ------------------------------

                                                 March        March
                                               31, 1999     31, 1998
                                              ----------    ---------
Real estate
 One- to four-family residential              $5,272,294   $5,303,917

 Multi-family residential                         78,901       87,348

 Commercial                                      174,524      185,060
                                              ----------    ---------
  Total Real Estate Mortgage Loans             5,525,719    5,576,325
 Consumer (Share loans)                           67,892       79,534
                                              ----------    ---------
                                               5,593,611    5,655,859
Less:
 Undisbursed portion of loans (1)               (100,291)     (23,555)

 Deferred loan fees                              (70,347)     (73,415)
                                              ----------    ---------
   Total loans, gross                          5,422,973    5,558,889

 Allowance for loan losses                       (32,700)     (32,700)
                                              ----------   ----------
   Total loans, net                           $5,390,273   $5,526,189
                                              ==========   ==========

(1) The undisbursed portion of loans represents amounts included in gross loans that have approved, but not disbursed to the borrower.

                                         Percentage of Loans Outstanding at
                                         ----------------------------------

                                                 March      March
                                               31, 1999   31, 1998
                                               --------   --------
Real estate:
 One- to four-family                             94.3%      93.8%
 Multi-family residential                         1.4        1.5
 Commercial                                       3.1        3.3

Consumer (Share loans)                            1.2        1.4
                                               -------    -------
Total loans                                     100.0%     100.0%
                                               =======    =======

   ONE- TO FOUR-FAMILY RESIDENTIAL LOANS. The primary lending activity of the Building & Loan is the extension of fixed rate first mortgage residential loans ranging in terms from 15 to 20 years to enable borrowers to purchase existing one- to four-family homes or to construct new one- to four-family homes. Management believes that its policy of focusing on one- to four-family residential mortgage loans has been successful in contributing to interest income while keeping delinquencies and losses to a minimum.

   The average outstanding balance of the loans included in the Building & Loan's one- to four-family residential loan portfolio as of March 31, 1999 was approximately $27,000. Management estimates that the average size of a new single family residential first mortgage loan in its market area is approximately $45,000.

   The loan-to-value ratio of most single family first mortgage loans made by the Building & Loan is 80%. Under the Building & Loan's lending policies, the maximum loan-to-value ratio on a loan for the construction of a new single family residential home is 80%, and the maximum loan-to-value ratio on loans on two- to four-family dwellings is 80%.

   The Building & Loan requires title insurance, or an attorney's opinion as to title, and fire and casualty insurance coverage of the property securing any mortgage loan originated by the Building & Loan. All of the Building & Loan's real estate loans contain due-on-sale clauses which provide that if the mortgagor sells, conveys or alienates the property underlying the mortgage note, the Building & Loan has the right at its option to declare the note immediately due and payable without notice. The Building & Loan's practice is to enforce such due-on-sales clauses.

   MULTI-FAMILY RESIDENTIAL LENDING. Under the Building & Loan's current lending policies, multi-family real estate loans are generally limited to 80% of the appraised value of the property or the selling price, whichever is less. Loans secured by multi-family real estate are generally larger and, like commercial real estate loans, involve a greater degree of risk than one- to four-family residential loans. The number of multi-family residential dwellings in the Building & Loan's market area is limited, and mortgage loans on such dwellings have historically represented a relatively small percentage of the Building & Loan's loan portfolio. The Building & Loan does not anticipate that the origination of such loans will constitute a significant part of its future lending business.

   COMMERCIAL REAL ESTATE LOANS. The Building & Loan has historically made commercial real estate loans on a limited basis. Such loans are currently secured by office and retail buildings. Borrowers are always established businesses with ties to the Cerro Gordo community.

   Loans secured by commercial real estate are generally larger and involve a greater degree of risk than one- to four-family residential loans. Because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. The Building & Loan's practice has been to underwrite such loans based on its analysis of the amount of cash flow generated by the business in which the real estate is used and the resulting ability of the borrower to meet its payment obligations. Although such loans are secured by a first mortgage on the underlying property, the Building & Loan also generally seeks to obtain a personal guarantee of the loan by the owner of the business in which the property is used. The Building & Loan does not anticipate that the origination of such loans will constitute a significant part of its future lending business.

   SHARES LOANS. Share Loans are loans to depositors of the Building & Loan which are secured by the borrowers' deposits. Under the Building & Loan's current lending policies, share loans are limited to 90% of the borrower's savings on deposit with the Building & Loan. The borrower's passbook account or certificate of deposit is flagged by the Building & Loan. These accounts are monitored to insure that the loan principal and interest balance is not more than 90% of the borrower's passbook account or certificate of deposit. The rate of interest charged on share loans is the greater of (i) the rate on direct reduction mortgage loans on personal residences, or (ii) one and one-half percent over the interest rate paid on the passbook account or certificate of deposit which is pledged as collateral.

   DELINQUENCIES. The Building & Loan's collection procedures with respect to delinquent loans include written notice of delinquency and contact by letter or telephone by Building & Loan personnel. Most loan delinquencies are cured within 90 days and no legal action is taken. With respect to mortgage loans, if the delinquency exceeds 90 days, the Building & Loan institutes measures to enforce its remedies resulting from the default, including the commencement of foreclosure action or the repossession of collateral.

   NON-PERFORMING ASSETS. Non-performing assets include loans placed on non-accrual status, loans that are 90 or more days past due, troubled debt restructurings and foreclosed properties. The Building & Loan places loans that are 90 days or more past due on non-accrual status unless such loans are adequately collateralized and in the process of collection. Accrual of interest on a non-accrual loan is resumed only when all contractually past due payments are brought current and management believes that the outstanding loan principal and contractually due interest are no longer doubtful of collection. As of March 31, 1999, no loans had been placed on non-accrual status.

   Property acquired by the Building & Loan as a result of a foreclosure, property upon which a judgement of foreclosure has been entered but for which no foreclosure sale has yet taken place and property which is in substance foreclosed are classified as foreclosed property or real estate owned. Foreclosed properties are recorded at the lower of the unpaid principal balance of the related loan or fair market value. The amount by which the recorded loan balance exceeds the fair market value at the time the property is classified as foreclosed property is charged against the allowance for loans losses. Any subsequent reduction in the carrying value of a foreclosed property, along with expenses to maintain or dispose of a foreclosed property, is charged against current earnings. As of March 31, 1999, the Building & Loan had no foreclosed properties or "real estate owned."

   The following table sets forth information with respect to the Building & Loan's non-performing assets for the periods indicated. During the periods shown, the Building & Loan had no troubled debt restructured loans within the meaning of Statement of SFAS 15.

                                                               At March 31,
                                                           --------------------
                                                             1999        1998
                                                           --------    --------
Loans accounted for on
  a non-accrual basis: ..................................  $     --    $     --

Accruing loans which are contractually
  Past due 90 days or more:
   Real estate -
    One- to four-family .................................    57,415      11,116
    Multi-family ........................................        --          --
    Commercial ..........................................        --          --
   Share ................................................        --          --
                                                           --------    --------
    TOTAL ...............................................  $ 57,415    $ 11,116
                                                           --------    --------
Total of Nonaccrual and 90 days past due loans ..........  $ 57,415    $ 11,116

Real estate owned .......................................        --          --
Other Non-Performing Assets .............................  $     --          --
                                                           --------    --------
  Total nonperforming assets ............................  $ 57,415    $ 11,116
                                                           ========    ========

Total loans delinquent 90 days or more net loans ........      1.07%        .20%
Total loans delinquent 90 days or more to total assets ..       .78%        .16%
Total nonperforming assets
  To total assets .......................................       .78%        .16%

   As of and during years ended March 31, 1999 and 1998 there were no impaired loans. As of March 31, 1999 the Building & Loan has no loans which are not described above, but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present repayment terms.

   CLASSIFIED ASSETS. FDIC policies require that each insured depository institution review and classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, regulatory examiners have the authority to identify problem assets and, if appropriate, require them to be classified. The Building & Loan reviews and classifies its assets at least quarterly. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets must have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets, with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values, questionable, and there is a high possibility of loss. An asset classified as loss is considered unable to collect and of such little value that continued treatment of the asset as an asset on the books of the institution is not warranted.

   An insured institution is required to establish prudent general allowances for loan losses with respect to assets classified as substandard or doubtful.

The institution is required either to charge off assets classified as loss or to establish a specific allowance for 100% of the portion of the asset classified as loss.

   At March 31, 1999 and 1998 the aggregate amounts of the Building & Loan's classified assets, and of Building & Loan's general loss allowances for the period then ended, were as follows:

                                                At March 31,
                                         ------------------------
                                           1999             1998
                                         -------          -------
Substandard assets....................   $57,415          $11,116
General loss allowances...............   $32,700          $32,700

   The classified assets identified in the table above at March 31, 1999 relate to two residential mortgage loans.

   ALLOWANCE FOR LOAN LOSSES. Under applicable federal policies and general accepted accounting principles the Building & Loan is required to establish general allowances for loan losses. In addition to such general valuation allowances, the Building & Loan may establish specific assets with respect to which a loss may be realized. General allowances represent loss allowances which have been established to recognize the inherent risks associated with lending activities, but which, unlike specific allowances, have not been allocated to recognize probable losses on particular problem assets.

   The Building & Loan's management evaluates the amount of its allowance for loan losses quarterly. Such evaluation includes a review of all loans for which full ability to collect may not be reasonably assured and considers among other matters, the estimated market value of the underlying collateral of problem loans, prior loss experience, economic conditions and overall portfolio quality. The Building & Loan's determination as to its classi- fication of assets and the amount of its specific and general valuation allowances are subject to review by the Commissioner and the FDIC, either of which can require the Building & Loan to establish additional general or specific loan loss allowances. Provisions for losses are charged against earnings in the year they are established and added to the allowance. Loan losses are charged against the allowance.

   The Building & Loan established provisions for loan losses for the years ended March 31, 1999 and March 31, 1998 of $0 and $27,000, respectively. At March 31, 1999, the Building & Loan had an allowance for loan losses of $32,700, or, .60%, of total loans, and 56.96% of non-performing assets.

   Management believes that the Building & Loan's loan loss reserves were adequate at March 31, 1999. There can be no assurance, however, that the allowance for loan losses will be adequate to cover losses which may in fact be realized in the future and that additional provisions for loan losses will not be required. Any material increase in reserves or material loss for which an adequate reserve has not been established may adversely affect the Building & Loan's financial condition and earnings.

   The following table sets forth an analysis of the Building & Loan's gross allowance for possible loan losses for the periods indicated. Where specific loan loss reserves have been established, any difference between the loss reserve and the amount of loss realized has been charged or credited to current income.

                                             Period Ended March 31,
                                           -------------------------
                                             1999              1998
                                           -------           -------
Allowance at beginning of period........   $32,700           $ 6,200
Provision for loan losses...............        --            26,500
  Total recoveries......................        --                --

  Total charge offs.....................        --                --

                                           -------           -------
  Balance at end of period..............   $32,700           $32,700
                                           =======           =======
Ratio of allowance to total loans
 Outstanding at the end of the period          .60%              .58%
Ratio of net charge offs to average
 Loans outstanding during the period           N/A               N/A

   The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated.

                                                                 At March 31,
                                             -----------------------------------------------------
                                                         1999                      1998
                                             --------------------------  -------------------------
                                                           As % of                    As % of
                                                      Outstanding Loans          Outstanding Loans
                                             Amount      in Category     Amount     in Category
                                             -------  -----------------  ------- -----------------
Real estate - mortgage:
  One- to four- family....................   $30,850        94%         $30,850          94%
  Multi-family............................        --        --               --          --
  Commercial..............................     1,850         6%           1,850           6%
Share.....................................        --        --               --          --
Unallocated...............................        --        --               --          --
                                             -------       ----         -------         ----
Total allowance for
 Loan losses..............................   $32,700       100%         $32,700         100%
                                             =======       ====         =======         ====

DEPOSIT ACTIVITIES AND OTHER SOURCES OF FUNDS

   GENERAL. The Building & Loan's primary sources of funds for use in lending and investing and for other general purposes are deposits and proceeds from principal and interest payments on loans, investment securities and interest bearing time deposits. Contractual loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources.

   DEPOSIT ACCOUNTS. The Building & Loan attracts deposits within its primary market area by offering a variety of deposit accounts, including passbook savings accounts and certificates of deposit. The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates, and competition. Management generally reviews at least on a monthly basis the interest rates set for its deposit accounts. The Building & Loan has historically paid deposit rates at the higher end of the range offered by its competitors, in order to retain existing and attract new deposits, although there are no assurances that management will continue the practice in the future. Such practice is also subject to regulation by the FDIC. The Building & Loan also relies on customer service and long-standing relationships with customers to attract and retain deposits.

   At March 31, 1999, the Building & Loan had one $100,000 deposit invested in a certificate account in the amount of $100,000 with a remaining maturity of 3 months or less.

  The following table shows the average amount of deposits and average rate of interest paid thereon for the years indicated.

                                     March 31, 1999          March 31, 1998
                                   -----------------       -----------------
                                     Amount    Rate          Amount    Rate
                                   ----------  -----       ----------  -----
Regular Savings Accounts           $  473,674  2.50%       $  488,812  3.10%

Fixed Rate Certificate of Deposit   4,649,831  5.57%        4,855,689  5.64%
                                   ----------  -----       ----------  -----
                Total Deposits     $5,123,505  5.33%       $5,344,501  5.41%
                                   ==========  =====       ==========  =====

RETURN ON EQUITY AND ASSETS                             1999           1998
                                                       ------         ------
Return on assets (net income divided by
   average total assets)                                0.52%          0.63%
Return on equity (net income divided by
   average total equity) (1)                            2.75%          4.60%
Dividend payout ratio (dividends per
   share divided by net income per share)               0.0 %          0.0 %
Equity to assets ratio (average equity
   divided by average total assets) (1)                18.81%         13.62%

(1) Prior to Conversion on September 22, 1998, data relates to total equity capital.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES, LITIGATION REFORM ACT OF
1995

This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. CGB&L intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of CGB&L, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. CGB&L's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of CGB&L and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in CGB&L's market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Such statements speak only of CGB&L's views as of the date this statement was made, and they are not a guarantee of future performance. Certain factors concerning CGB&L and its business, including additional factors that could materially affect CGB&L's financial results, are listed below.

   The substantial increase in stockholder's equity due to the conversion may result in a reduction of the Building & Loan's return on average equity (net income divided by average equity) compared with historical levels, absent a corresponding increase in net income. It is not expected that the Building and Loan will be able to increase net income in future periods commensurate with the increase in equity.

   The Building & Loan depends to a considerable degree on a limited number of key management personnel, in particular, the C.E.O., Maralyn F. Heckman. The loss of such personnel could adversely effect the Building and Loan's operations. CGB&L and the Building & Loan have entered into Employment Agreements with Mrs. Heckman. Management believes that the future success of CGB&L will depend in large part upon its abilities to attract and retain qualified personnel.

   The ESOP and MRP expenses planned for employee incentive, will increase employee compensation expense in the future and could effect the future earnings of the Building & Loan.

   Potential impact of changes in real estate property values could have a material effect on the Building and Loan's operations. At March 31, 1999, approximately 98.8% of the Building & Loan's net loan portfolio consisted of loans secured by real estate properties located in central Illinois. There is no assurance as to the future performance of the central Illinois real estate markets.

   Potential effects of changes in interest rates could effect the Building & Loan's future earnings. The operations of the Building and Loan are substantially dependent on its net interest income, which is the difference between the interest income earned on its interest-earning assets and the interest expense paid on its interest-bearing liabilities. "See Business of the Building & Loan."

   Significant competition both in attracting deposits and in originating loans could be a factor to the Building & Loan's future earnings due to the low growth primary market area.

   The factors discussed above, among others, could cause our actual results to differ. Though CGB&L has attempted to list the important factors above, CGB&L cautions you that other factors may in the future prove to be important in affecting CGB&L's results. New factors emerge from time to time, and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward looking statement.

ASSET AND LIABILITY MANAGEMENT

   Asset and liability management is used to maintain an appropriate balance between liquidity for the Building and Loan, on the one hand, and interest-earning assets and interest-bearing liabilities, on the other, in order to produce stable net income during changing market interest-rate cycles. The Building and Loan's Board of Directors monitors its interest rate sensitivity through the use of the net portfolio value model produced by the Commissioner which generates estimates of the change in the Savings Bank's net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The Commissioner produces such estimates utilizing its own model, based upon data submitted on the Building and Loan's Call Report on a quarterly basis. The Commissioner's model assumes estimated loan prepayment rates, reinvestment rates and deposit decay rates. The following table sets forth the Building and Loan's NPV as of March 31, 1999 as calculated by the Commissioner.

                                                        NPV as % of Portfolio
                              Net Portfolio Value          Value of Assets
                           --------------------------   ---------------------
Change (In Basis Points)
 In Interest Rates (1)     Amount   Change   % Change   NPV Ratio   Change(1)
------------------------   ------   ------   --------   ---------   ---------
                           (Dollars in Thousands)

         + 400              $1,144  $(293)      (26)      17.30        (234)

         + 300               1,256   (181)      (15)      18.42        (122)

         + 200               1,369    (68)       (5)      19.46         (18)

         + 100               1,465     28         2       20.25          61

            0                1,437     --        --       19.64          --

         - 100               1,470     33         2       19.69           6

         - 200               1,454     17         1       19.22         (42)

         - 300               1,452     15         1       18.90         (74)

         - 400               1,454     17         1       18.61        (103)

(1) Assumes an instantaneous and permanent uniform change in interest rates at all maturities.

   Management believes that the assumptions used by it to evaluate the vulnerability of the Building and Loan's operations to changes in interest rates approximate actual experience and considers them reasonable; however, the interest rate sensitivity of the Building and Loan's assets and liabilities and the estimated effects of changes in interest rates on the Building and Loan's net income and NPV indicated in the above table could vary substantially if different assumptions were used or actual experience differs from the historical experience on which they are based. In addition, the interest rate characteristics of certain of the Building and Loan's asset and liabilities impact the results of the above table.

COMPETITION

   The Building & Loan faces strong competition both in attracting deposits and making real estate loans. Its most direct competition for deposits has historically come from other savings institutions, credit unions and commercial banks located in its market area including many large financial institutions that have greater financial and marketing resources available to them. As of March 31, 1999, the Building & Loan's total deposits ranked eighth out of eight commercial banks and savings associations operating in Piatt County, Illinois. In addition, during times of high interest rates, the Building & Loan has faced significant competition for investors' funds from short-term money market securities, mutual funds and other corporate and government securities. The ability of the Building & Loan to attract and retain savings deposits depends on its ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.

   The Building & Loan experiences strong competition for real estate loans principally from other savings institutions, and commercial banks. The Building & Loan competes for loans principally through the interest rates and loan fees it charges, the efficiency and quality of services it provides borrowers and the convenient location of its office. Competition may increase as a result of the continuing reduction of restrictions on the interstate operations of financial institutions.

LIQUIDITY

   The Building and Loan's primary sources of funds are deposits, principal and interest payments on loans and FHLB advances. While maturities and scheduled amortizations of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. CGB&L's initial stock offering, which was completed on September 22, 1998, contributed substantially to the CGB&L's overall liquidity levels. The Federal Deposit Insurance Corporation ("FDIC"), CGB&L's and the Building and Loan's primary regulator, requires the Building and Loan to maintain minimum levels of liquid assets. Currently, the required ratio is 5%. The Building and Loan's liquidity ratio was 29.63% at March 31, 1999, well above the required minimum.

   As of March 31, 1999, the Building and Loan had outstanding commitments (including undisbursed loan proceeds) of $100,291. The Building and Loan anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit, which are scheduled to mature in one year or less from March 31, 1999, total approximately $3 million. Based upon the Building and Loan's experience, management believes that a significant portion of such deposits will remain with the Building and Loan.

PERSONNEL

   As of March 31, 1999, the Building & Loan had a total of 4 full-time employees. The Building & Loan's employees are not represented by a union or collective bargaining group. The Building & Loan considers its relationship with its employees to be satisfactory.

                           REGULATION AND SUPERVISION

GENERAL

   Financial institutions and their holding companies are extensively regulated under federal and state law by various regulatory authorities including the Federal Reserve Board, the Federal Deposit Insurance Corporation "FDIC" and the Illinois Office of Banks and Real Estate "Commissioner". The financial performance of the CGB&L and the Building & Loan may be affected by such regulation, although the extent to which they may be affected cannot be predicted with a high degree of certainty.

   Federal and state laws and regulations generally applicable to financial institutions and their holding companies regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to the CGB&L and the Building & Loan established a comprehensive framework for their operations and is intended primarily for the protection of the FDIC's deposit insurance funds and the depositors of the Building & Loan, rather than the stockholders of the CGB&L.

   The following references to material statutes and regulations affecting the CGB&L and the Building & Loan are brief summaries thereof and are qualified in their entirety by reference to such statutes and regulations. Any change in applicable law or regulations may have a material effect on the business of the CGB&L and the Building & Loan.

THE BUILDING & LOAN

   GENERAL. The Building & Loan is an Illinois-chartered savings bank, with deposit accounts which are insured by the Saving Association Insurance Fund "SAIF" of the FDIC. The Building & Loan is subject to the examination, supervision, reporting and enforcement requirements of the Commissioner, as the chartering authority for Illinois savings banks, and the FDIC, as administrator of the SAIF, and to the statutes and regulations administered by the Commissioner and the FDIC governing such matters as capital standards, mergers, establishment of branch offices, subsidiary investments and activities and general investment authority. The Building & Loan is required to file reports with the Commissioner and the FDIC concerning its activities and financial condition and will be required to obtain regulatory approvals prior to entering into certain transactions, including mergers with, or acquisitions of, other financial institutions.

   The Commissioner and the FDIC have extensive enforcement authority over Illinois-chartered saving banks, such as the Building & Loan. This enforcement authority includes, among other things, the ability to issue cease-and-desist or removal orders, to assess civil money penalties and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe and unsound practices.

   The Commissioner has established a schedule for the assessment of "supervisory fees" upon all Illinois savings banks to fund the operations of the Commissioner. These supervisory fees are computed on the basis of each saving bank's total assets (including consolidated subsidiaries) and are payable at the end of each calendar quarter. A schedule of fees has also been established for certain filings made by Illinois savings banks with the Commissioner. The Commissioner also assesses fees for examinations conducted by the Commissioner's staff, based upon the number of hours spent by the Commissioner's staff performing the examination. During the fiscal year ended March 31, 1999, the Building & Loan paid approximately $3,000 in supervisory fees and expenses.

   CAPITAL REQUIREMENTS. Under the Illinois Savings Bank Act "ISBA" and the regulations of the Commissioner, an Illinois savings bank must maintain a minimum level of total capital equal to the higher of 3% of total assets or the amount required to maintain insurance of deposits by the FDIC. The Commissioner has the authority to require an Illinois savings bank to maintain a higher level of capital if the Commissioner deems such higher level necessary based on the savings bank's financial condition, history, management or earnings prospects.

   FDIC-insured institutions are required to follow certain capital adequacy guidelines which prescribe minimum levels of capital and require that institutions meet certain risk-based and leverage capital requirements. FDIC-insured institutions in the strongest financial and managerial condition (those not experiencing significant growth, with well-diversified risks, excellent asset quality, gross earnings and a composite rating of "1" under the Uniform Financial Institutions Rating System) are required to maintain "Tier 1 capital" to total assets of 3% (the "leverage capital requirement). For all other FDIC-insured institutions, the minimum leverage limit requirement is a ratio of tier 1 capital to total assets of 4%. Tier 1 capital is defined to include the sum of common stockholders' equity, noncumulative perpetual stock (including any related surplus), and minority interests in consolidated subsidiaries, minus all intangible assets (other than qualifying servicing rights, qualifying purchased credit-card relation- ships and qualifying supervisory goodwill), certain identified losses (as defined in the FDIC's regulations) and investments in certain subsidiaries.

   FDIC-insured institutions also are required to adhere to certain risk-based capital guidelines which are designed to provide a measure of capital more sensitive to the risk profiles of individual banks. Under the risk-based capital guidelines, capital is divided into two tiers: core (Tier 1)capital, as defined above, and supplementary (Tier 2) capital. Tier 2 capital that may be recognized for risk-based capital purposes is limited to 100% of core capital and includes cumulative perpetual preferred stock, perpetual preferred stock for which the dividend rate is reset periodically based on current credit standing, regardless of whether dividends are cumulative or noncumulative, mandatory convertible securities, subordinated debt, intermediate preferred stock and the allowance for possible loan and lease losses. The allowance for possible loan and lease losses includable in Tier 2 capital is limited to a maximum of 1.25% of risk-weighted assets.

Total capital is the sum of Tier 1 and Tier 2 capital. The risk-based capital framework assigns balance sheet assets to one of four broad risk categories which are assigned risk weighs ranging from 0% to 100% based primarily on the degree of credit risk associated with the obligor. Off-balance sheet items are converted on an on-balance sheet "credit equivalent" amount utilizing certain conversion factors. The sum of the four risk-weighted categories equals risk weighted assets.

   FDIC insured institutions must maintain Tier 1 capital of not less than 4% of risk-weighted assets and total capital of not less than 8% of risk-weighted assets. At March 31, 1999, the Building and Loan was in compliance with applicable regulatory capital requirements as follows:

          Tier 1 Capital to Average Assets                 15.74%
          Tier 1 Capital to Risk Weighted Assets           35.62%
          Risk Based Capital to Risk Weighted Assets       36.67%

   DIVIDENDS. Under the ISBA, dividends may only be declared when the total capital of the Building & Loan is greater that that required by Illinois law. Dividends may be paid by the Building & Loan out of its net profits (i.e., earnings from current operations, plus actual recoveries on loans, investments and other assets, after deducting all current expenses, including dividends or interest on deposits, additions to reserves as required by the Commissioner, actual losses, accrued dividends on preferred stock, if any, and all state and federal taxes). The written approval of the Commissioner must be obtained, however, before a savings bank having total capital of less than 6% of total assets may declare dividends in any calendar year in an amount in excess of 50% of its net profits for that calendar year. A Building & Loan may not declare dividends in excess of its net profits in any year without the approval of the Commissioner. In addition, before declaring a dividend on its capital stock, the Building & Loan must transfer no less than 10% of its net profits of the preceding half year in the case of quarterly of semi-annual dividends, or not less than 10% of the net profits for the preceding two half periods in the case of annual dividends to its paid-in surplus until it shall have paid in surplus equal to its capital stock. Finally, the Building & Loan will be unable to pay dividends in an amount which would reduce its capital below the greater (i) the amount required by the FDIC, (ii) the amount required by the Commissioner or
(iii) the amount required for the liquidation account established by the Building & Loan in connection with the Conversion. The Commissioner and the FDIC also have the authority to prohibit the payment of any dividends by the Building & Loan if the Commissioner or the FDIC determines that the distribution would constitute an unsafe or unsound practice. For the calendar year ended March 31, 1999, the Building & Loan's net profits were $42,761, and the Building & Loan could have paid dividends totaling $42,761 without the written approval of the Commissioner and continued to maintain compliance with its capital requirements.

   STANDARDS FOR SAFETY AND SOUNDNESS. The federal banking agencies adopted Interagency Guidelines Establishing Standards for Safety and Soundness (the "Guidelines"). The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The Guidelines address internal controls and information systems, internal audit system, credit underwriting, loan documentation, interest rate risk exposure, asset growth, asset quality, earnings and compensation, and fees and benefits. If FDIC determines that an insured institution fails to meet any standard prescribed by the Guidelines, the FDIC may require the institution to submit an acceptable plan to achieve compliance with the standard.

   BROKERED DEPOSITS. FDIC regulations govern the acceptance of brokered deposits by insured financial institutions. Well-capitalized insured financial institutions that are not troubled are not subject to brokered deposit limitations. Adequately-capitalized insured financial institutions are able to accept, renew or roll over brokered deposits but only (i) with a waiver from the FDIC and (ii) subject to the limitation that they do not pay an effective yield on any such deposit that exceeds by more than 75 basis points (a) the effective yield paid on deposits of comparable size and maturity in such association's normal market area for deposits accepted in it normal market area or (b) the national prime rate paid on deposits of comparable size and maturity for deposits accepted outside the institution's normal market area. Undercapitalized insured financial institutions are not permitted to accept brokered deposits and may not solicit deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in the institution's normal market area or the market area in which such deposits are being solicited. The Building & Loan is not presently soliciting brokered deposits.

   LENDING RESTRICTIONS. Under the ISBA, the Building & Loan is prohibited from making secured or unsecured loans for business, corporate, commercial or agricultural purposes representing in the aggregate an amount in excess of 15% of its total assets, unless a greater amount is authorized in writing by the Commissioner.

   The Building & Loan is also subject to a loans-to-one borrower limitation. Under the ISBA, the total loans and extensions of credit, both direct and indirect, by the Building & Loan to any person (other than the United States or its agencies, the State of Illinois or its agencies, and any municipal corporation for money borrowed) outstanding at one time must not exceed the greater of $500,000 or 20% of the Building & Loan's total capital plus general loan loss reserves. In addition, the Building & Loan may make loans in an amount equal to an additional 10% of the Building & Loan's capital plus general loan loss reserves if the loans are 100% secured by readily marketable collateral.

   The FDIC and the other federal banking agencies have adopted regulations that prescribe standards for extensions of credit that (i) are secured by real estate or (ii) are made for the purpose of financing the construction or improvements on real estate. The FDIC regulations require each institution to establish and maintain written internal real estate lending standards that are consistent with safe and sound banking practices and appropriate to the size of the institution and the nature and scope of its real estate lending activities. The standards also must be consistent with FDIC guidelines, which include loan-to-value limitations for the different types of real estate loans. Institutions are also permitted to make a limited amount of loans that do not conform to the proposed loan-to-value limitations so long as such exceptions are reviewed and justified appropriately. The guidelines also list a number of lending situations in which exceptions to the loan-to-value standard are justified.

   PROMPT CORRECTIVE REGULATORY ACTION. Federal law requires, among other things, that federal regulatory authorities take "prompt corrective action" with respect to savings banks that do not meet minimum capital requirements. For these purposes, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.

   The FDIC has adopted regulations to implement the prompt corrective action legislation. Among other things, regulations define the relevant capital measures for the five capital categories. An institution is deemed to be "well capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier I risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater, and is not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure. An institution is deemed to be "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, a Tier I risk-based capital ratio of 4% or greater, and generally a leverage ratio of 4% or greater. An institution is deemed to be "undercapitalized" if it has a total risk-based capital ration of less than 8%, a Tier I risk-based capital ratio of less than 4%, or generally a leverage ratio of less than 4%. An institution is deemed to be "significantly undercapitalized" if it has a total risk-based capital ratio of less than 6%, a Tier I risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%. An institution is deemed to be "critically undercapitalized" if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%.

   "Undercapitalized" institutions are subject to growth, capital distribution (including dividend) and other limitations and are required to submit a capital restoration plan. An institution's compliance with such plan is required to be guaranteed by any company that controls the undercapitalized institutions in an amount equal to the lesser of 5.0% of the institution's total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an "undercapitalized" institution fails to submit an acceptable plan, it is treated as if it is "significantly undercapitalized." "Significantly undercapitalized" institutions are subject to one or more of a number of additional restrictions, including but not limited to an order by the FDIC to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cease receipt of deposits from correspondent banks or dismiss directors or officers, and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. "Critically undercapitalized" institutions also may not, beginning 60 days after becoming "critically undercapitalized," make any payment of principal or interest on certain subordinated debt or extend credit for a highly leveraged transaction or enter into any material transaction outside the ordinary course of business. In addition, "critically undercapitalized" institutions are subject to appointment of a receiver or conservator. Generally, subject to a narrow exception, the appointment of a receiver or conservator is required for a "critically undercapitalized" institution within 270 days after it obtains such status.

   TRANSACTIONS WITH AFFILIATES. Under current federal law, transactions between depository institutions and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings bank is any company or entity that controls, is controlled by, or is under common control with the savings bank, other than a subsidiary. In a holding company context, at a minimum, the parent holding company of a savings bank and any companies which are controlled by such parent holding companies are affiliates of the savings bank. Generally, Section 23A limits the extent to which the Building & Loan or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of the Building and Loan's capital stock and surplus, and contains an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. The term "covered transactions" includes the making of loans or other extensions of credit to an affiliate; the purchase of assets from an affiliate; the purchase of, or an investment in, the securities of an affiliate; the acceptance of securities of an affiliate as collateral for a loan or extension of credit to any person; or issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate. Section 23A also establishes specific collateral requirements for loans or extensions of credit to, or guarantees, acceptances on letters of credit issued on behalf of an affiliate. Section 23B requires that covered transactions and a broad list of other specified transactions be on terms substantially the same, or no less favorable, to the savings bank or its subsidiary as similar transactions with nonaffiliates.

   Further, Section 22(h) of the Federal Reserve Act restricts a savings bank with respect to loans to directors, executive officers, and principal stockholders. Under Section 22(h), loans to directors, executive officers and stockholders who control, directly or indirectly, 10% or more of voting securities of a savings bank, and certain related interests of any of the foregoing, may not exceed, together with all other outstanding loans to such persons and affiliated entities, the savings bank's total capital and surplus.
Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers, and shareholders who control 10% of more of voting securities of a stock savings bank, and their respective related interests, unless such loan is approved in advance by a majority of the board of directors of the savings bank. Any "interested" director may not participate in the voting. The loan amount (which includes all other outstanding loans to such person and their related interests) as to which such prior board of director approval is required, is greater of $25,000 or 5% of capital and surplus or any loans over $500,000. Further, pursuant to Section 22(h), loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions to other persons, except that such insiders may receive preferential loans made pursuant to a benefit or compensation program that is widely available to the institution's employees and does not give preference to the insider over other employees. Section 22(g) of the Federal Reserve Act places additional limitations on loans to executive officers.

   INSURANCE OF DEPOSIT ACCOUNTS. Deposits of the Building & Loan are presently insured by the SAIF. The SAIF and the Bank Insurance Fund (the "BIF") are required by law to achieve and maintain a ratio of insurance reserves to total insured deposits equal to 1.25% percent. The BIF reached this required reserve ratio during 1995, while some predictions indicated the SAIF would not reach this target until the year 2002. The SAIF had not grown as quickly as the BIF for many reasons, but in large part because almost half of SAIF premiums had to be used to retire bonds issued by the Financing Corporation ("FICO Bonds") in the late 1980s to recapitalize the Federal Savings and Loan Insurance Corporation.

   Until 1995, the SAIF and BIF deposit insurance premium rate schedules had been identical. But in mid-1995, the FDIC issued final rules modifying its assessment rate schedules for SAIF and BIF member institutions. Under the revised schedule, SAIF members continued to pay assessments ranging from $0.23 to $0.31 per $100 of deposits, while BIF members paid assessments ranging from zero to $0.27 per $100 of deposits, but the majority of BIF members paid only the minimum annual premium. Thrift industry representatives argued that this significant premium differential caused savings associations to operate at a competitive disadvantage to their BIF insured bank counterparts.

   On September 30, 1996, President Clinton signed the Deposit Insurance Funds Act of 1996 ("DIFA") which among other things, imposed a special assessment of
65.7 basis points on SAIF assessable deposits held as of March 31, 1995, payable November 27, 1996. As a result of the DIFA and the special assessment, the FDIC has lowered the SAIF assessment to the current rate of 0 to 27 basis points.

   The amount each insured depository institution pays for FDIC deposit insurance coverage is determined in accordance with a risk-based assessment system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. SAIF member institutions classified as well-capitalized and considered healthy pay the lowest premium (currently 0% of deposits) while SAIF member institutions that are undercapitalized and of substantial supervisory concern pay the highest premium (currently up to .27% of deposits).

   FICO BOND PAYMENTS. The DIFA also amended the Federal Home Loan Bank Act to impose the assessment for the payment of the FICO Bonds against both SAIF and BIF deposits beginning in 1997. As of January 1, 1997, BIF deposits are assessed for FICO payments at a rate that is 20% of the rate assessed on SAIF deposits. The FICO assessment rate on BIF and SAIF deposits will be the same beginning on the earlier of January 1, 2000 or the date the BIF and SAIF are merged.

   FEDERAL RESERVE SYSTEM. The Federal Reserve Board regulations require depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations currently require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $46.5 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts greater than $46.5 million, the reserve requirement is $1.46.5 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $46.5 million. The first $4.9 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce the Building and Loan's interest-earning assets. Federal Home Loan Bank ("FHLB") System members are also authorized to borrow from the Federal Reserve "discount window," but Federal Reserve Board regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

   COMMUNITY REINVESTMENT ACT. Under the Community Reinvestment Act, as amended ("CRA"), as implemented by FDIC regulations, a savings bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The FDIC is required to provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system and an institution's rating is subject to public disclosure. The Building & Loan's latest CRA rating, received from the FDIC was "Satisfactory."

   FEDERAL HOME LOAN BANK SYSTEM. The Building & Loan is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Building & Loan, as a member of the FHLB of Chicago, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) for the FHLB of Chicago, whichever is greater. The Building & Loan was in compliance with this requirement with an investment in FHLB of Chicago stock at March 31, 1999, of $55,100. FHLB advances must be secured by specified types of collateral and all long-term advances may only be obtained for the purpose of providing funds for residential housing financing. At March 31, 1999, the Building & Loan had $600,000 in FHLB advances.

CGB&L

   GENERAL. CGB&L is a bank holding company and is the sole stockholder of the Building & Loan. As a bank holding company, the CGB&L is required to register with, and is subject to regulation by, the Federal Reserve Board under the Bank Holding Company Act ("BHCA"). In accordance with Federal Reserve Board policy, CGB&L is expected to act as a source of financial strength to the Building & Loan and to commit resources to support the Building & Loan in circumstances where CGB&L might not do so absent such policy. Under the BHCA, CGB&L is subject to periodic examination by the Federal Reserve Board and is required to file periodic reports of its operations and such additional information as the Federal Reserve Board may require. Because the Building & Loan is chartered under Illinois law, CGB&L is also subject to registration with, and regulation by, the Commissioner under the ISBA.

   The BHCA requires prior Federal Reserve Board approval for, among other things, the acquisition by a bank holding company of direct or indirect ownership or control of more than five percent of the voting shares or substantially all the assets of any bank or bank holding company, or for a merger or consolidation of a bank holding company with another bank holding company. With certain exceptions, the BHCA prohibits a bank holding company from acquiring direct or indirect ownership or control of voting shares of any company which is not a bank or a bank holding company and from engaging directly or indirectly in any activity other than banking or managing or controlling banks or performing services for its authorized subsidiaries. A bank holding company may, however, engage in or acquire an interest in a company that engages in activities which the Federal Reserve Board has determined by regulation or order to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

   A bank holding company is a legal entity separate and distinct from its subsidiary bank or banks. Normally, the major source of a holding company's revenue is dividends a holding company receives from its subsidiary banks. The right of a bank holding company to participate as a stockholder in any distribution of assets of its subsidiary banks upon their liquidation or reorganization or otherwise is subject to the prior claims of creditors of such subsidiary banks. The subsidiary banks are subject to claims by creditors for long-term and short-term debt obligations, including substantial obligations for federal funds purchased and securities sold under repurchase agreements, as well as deposit liabilities. Under the Financial Institutions Reform, Recovery and Enforcement Act of 1989, in the event of a loss suffered by the FDIC in connection with a banking subsidiary of a bank holding company (whether due to a default or the provision of FDIC assistance), other banking subsidiaries of the holding company could be assessed for such loss.

   Federal laws limit the transfer of funds by a subsidiary bank to its holding company in the form of loans or extensions of credit, investments or purchase of assets. "See The Building & Loan - Transactions with Affiliates".

INTERSTATE BANKING AND BRANCHING

   Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act"), since September 29, 1995, the Federal Reserve Board is permitted, under specified circumstances to approve the acquisition by a bank holding company located in one state of a bank or a bank holding company located in another state, without regard to any prohibition contained in state law.

   The Riegle-Neal Act permits states to require that a target bank have been in operation for a minimum period, up to five years, and to impose non-discriminatory limits on the percentage of the total amount of deposits with insured depository institutions in the state which may be controlled by a single bank or bank holding company. In addition, the Riegle-Neal Act imposed federal deposit concentration limits (10% of nationwide total deposits, and 30% of total deposits in the host state on applications subsequent to the applicant's initial entry to the host state).

   The Riegle-Neal Act also authorized, effective June 1, 1997, the responsible federal banking agency to approve applications for mergers of banks across state lines without regard to whether such activity is contrary to state law. Any state could, however, by adoption of a non-discriminatory law after September 29, 1994 and before June 1, 1997, either elect to have this provision take effect before June 1, 1997 or opt-out of the provision. The effect of opting out is to prevent banks chartered by, or having their main office located in, such state from participating in any interstate branch merger. Each state is permitted to retain a minimum age requirement of up to five years, a non-discriminatory deposit cap, and non-discriminatory notice or filing requirements. The responsible federal agency will apply the same federal concentration limits and capital management adequacy requirements noted above with respect to BHCA applications. Only Texas opted-out of the interstate merger provision.

   While Illinois adopted legislation to opt-in to the interstate merger provision, unlike some states and as permitted by federal law, Illinois law does not authorize the establishment of de novo branches or the purchase by an out-of-state bank of one or more branches of a bank with its main office in Illinois. Since the laws of the various states which do authorize de novo branches or branch purchases normally have reciprocity provisions, Illinois state-chartered banks generally are not able to establish or acquire branches in other states except through the merger with a bank in another state.

   Branches acquired in a host state by both out-of-state state-chartered and national banks will be subject to community reinvestment, consumer protection, fair lending and interstate branching laws of the host state to the same extent as branches of a national bank having it main office in the host state. Among other things, the Riegle-Neal Act also preserves state taxation authority, prohibits the operation by out-of-state banks of interstate branches as deposit production offices, imposes additional notice requirements upon interstate banks proposing to close branch offices in a low or moderate-income area, and creates new Community Reinvestment Act evaluation requirements for interstate depository institutions.

IMPACT OF NEW ACCOUNTING STANDARDS

   During 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement requires companies to record derivatives on the balance sheet at their fair value. Statement No. 133 also acknowledges that the method of recording a gain or loss depends on the use of the derivative.

   The new Statement applies to all entities. If hedge accounting is elected by the entity, the method of assessing the effectiveness of the hedging derivative and the measurement approach of determining the hedge's ineffectiveness must be established at the inception of the hedge.

   Statement No. 133 amends Statement No. 52 and supercedes Statements No. 80, 105 and 119. Statement No. 107 is amended to include the disclosure provisions about the concentrations of credit risk from Statement No. 105. Several Emerging Issues Task Force consensuses's are also changed or modified by the provisions of Statement No. 133.

   Statement No. 133 will be effective for all fiscal years beginning after June 15, 1999. The Statement may not be applied retroactively to financial statements of prior periods. The adoption of the Statement will have no material impact on the Corporation's financial condition or result of operations.

   Also in 1998, the FASB issued Statement No. 134, "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." It establishes accounting standards for certain activities of mortgage banking enterprises and for other enterprises with similar mortgage operations. This Statement amends Statement No. 65.

   Statement No. 65, as previously amended by Statements No. 115 and 125, required a mortgage banking enterprise to classify a mortgage-backed security as a trading security following the securitization of the mortgage loan held for sale. This Statement further amends Statement No. 65 to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities must classify the resulting mortgage-backed security or other retained interests based on the entity's ability and intent to sell or hold those investments.

   The determination of the appropriate classification for securities retained after the securitization of mortgage loans by a mortgage banking enterprise now conforms to Statement No. 115. The only new requirement is that if an entity has a sales commitment in place, the security must be classified into trading.

   This Statement is effective for the first fiscal quarter beginning after December 15, 1998. On the date the Statement is initially applied, an entity may reclassify mortgage-backed securities and other beneficial interests retained after the securitization of mortgage loans held for sale from the trading category, except for those with sales commitments in place. Those securities and other interests shall be classified based on the entity's present ability and intent to hold the investments. The adoption of this Statement will have no material impact on CGB&L's financial condition and results of operations.

REPORTING ON THE COSTS OF START-UP ACTIVITIES

   During 1998, the Accounting Standards Executive Committee, ("AcSEC") issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities." Statement of Position 98-5 will affect all non-government entities, including not-for-profits, reporting start-up costs in their financial statements.

   Some existing industry practices result in the capitalization and amortization of start-up costs. This Statement of Position requires that start-up costs be expensed when incurred. The Statement of Position applies to start-up activities and organizational costs associated with both development stage and established operating entities.

   According to Statement of Position 98-5, start-up activities are "those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer or beneficiary, initiating a new process in an existing facility, or commencing some new operation. Start-up activities include activities related to organizing a new entity commonly referred to as organizational costs."

   Statement of Position 98-5 is effective for fiscal years beginning on or after December 15, 1998. Earlier application is encouraged in fiscal years during which annual financial statements have not yet been issued. The adoption of this Statement will not have a material impact on CGB&L's financial condition or results of operation.

ITEM 2.   DESCRIPTION OF PROPERTY.

    The Building & Loan conducts its business through its sole office at 229 E. South Street, Cerro Gordo, Illinois 61818. The institution moved to this office in 1963. It consists of the first floor of a two-story, brick building. At March 31, 1999, the net book value of the Building & Loan's premises and equipment was $16,000. The Building & Loan believes that its facilities are adequate for its current needs and those of the foreseeable future. The property is not subject to any encumbrances and is adequately covered by insurance.

ITEM 3.   LEGAL PROCEEDINGS.

   CGB&L and the Building & Loan are, from time to time, a party to legal proceedings arising in the ordinary course of its business, including legal proceedings to enforce its rights against borrowers. CGB&L and the Building & Loan are not currently a party to any legal proceedings which could reasonably be expected to have a material adverse effect on the financial condition or operations of CGB&L and the Building & Loan.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   During the quarter ended March 31, 1999, no matters were submitted to a vote of security holders through a solicitation of proxies or otherwise.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

   The following table shows, for the indicated periods, the range of prices per share of CGB&L's common stock in the over-the-counter market of which CGB&L is aware. This information was obtained from Trident Securities, Inc.

   These quotations represent inter-dealer prices without retail mark-ups, mark-downs or commissions and do not necessarily represent actual stock transactions. CGB&L's common stock was first issued on September 28, 1998 at a price to the public of $10 per share.

                                Bid price               Dividend paid
                            High         Low
                            ----         ----           -------------
09/28/98 - 12/31/98          11           10                  --
01/01/99 - 03/31/99          11           11                  --

   At March 31, 1999, there were approximately 90 holders of record of CGB&L's common stock.

   The Board of Directors has the authority to declare dividends, subject to statutory and regulatory requirements. The Board of Directors currently anticipates it will pay semi-annual cash dividends in and accordingly, declared a semi-annual dividend of $.10 per share, payable on May 11, 1999 to stockholders of record as of April 27, 1999. However, declarations of dividends and the amount of any declared dividends are subject to the discretion of the Board of Directors, and depend upon a number of factors, including, without limitation, investment opportunities available to CGB&L, capital requirements, regulatory limitations, CGB&L's financial condition and results of operations. When dividends are declared, CGB&L will probably be largely dependent upon dividends from the Building & Loan for funds to pay dividends on the common stock.

   The Federal Reserve Board has issued a policy statement on the payment of cash dividends by Building & Loan holding companies. In the policy statement, the Federal Reserve Board expressed its view that a bank holding company experiencing earnings weaknesses should not pay cash dividends exceeding its net income or which could only be funded in ways that weakened the bank holding company's financial health, such as by borrowing. Additionally, the Federal Reserve Board possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations.

   Among these powers is the ability to prescribe the payment of dividends by banks and bank holding companies. In addition to the restrictions on dividends imposed by the Federal Reserve Board, the Delaware General Corporation Law would allow CGB&L to pay dividends only out of its surplus, or if CGB&L has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Under the ISBA and the regulations of the Commissioner, dividends may be paid by the Building & Loan out of its net profits (1.e., earnings from current operations, investments and other assets plus actual recoveries on loan, net or current expenses including dividends or interest on deposits, additions to reserves as required by the Commissioner, actual losses, accrued dividends on preferred stock, if any and all state and federal taxes). The written approval of the Commissioner must be obtained, however, before the Building & Loan may declare dividends in any calendar year in an amount in excess of 50% of its net profits for that calendar year. Additionally, the Building & Loan will be unable to pay dividends in an amount which would reduce its capital below the greater of (i) the amount required by the FDIC or (ii) the amount required for the liquidation account established by the Building & Loan in connection with its conversion to the stock form of organization. The Commissioner and the FDIC also have the authority to prohibit the payment of any dividends by the Building & Loan if the Commissioner of the FDIC determines that the distribution would constitute an unsafe or unsound practice.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 1999 AND MARCH 31, 1998.

   Total assets increased $447,751 from March 31, 1998 to March 31, 1999 or 6.5%. This increase was attributable primarily to increases in cash/cash equivalents, investments in interest-bearing deposits, one investment security and Federal Home Loan Bank("FHLB") stock. Cash and cash equivalents increased $250,469 and interest-bearing time deposits increased $301,000 due to cash generated from CGB&L's stock offering.

   The $36,498 increase in investment securities from March 31, 1998 to March 31, 1999 was the result of an increase in the market value of the Federal Home Loan Mortgage Corporation ("FHLMC") stock. The FHLMC stock is the sole investment security held by the Building & Loan.

   The $135,916 decrease in net loans from March 31, 1998 to December 31, 1998 was the result of prepayments of one- to four-family residential mortgage loans in excess of new loan originations.

   FHLB Stock held by the Building & Loan increased $8,900 from March 1998 to March 31, 1999 to meet the capital stock required by statute and regulation.

   The decline in total deposits from March 31, 1998 to March 31, 1999 of $255,013 or 4.9% was primarily due to depositors withdrawing funds to purchase CGB&L's stock. The Building & Loan's depositors funded approximately 24% of CGB&L's stock purchased with amounts previously on deposit.

   Other liabilities increased $12,825 from March 31, 1998 to March 31, 1999, primarily due to an increase in the deferred income tax liability relating to the unrealized gain on the FHLMC stock.

   Equity received from contributions to the Employee Stock Ownership Plan
(ESOP) was $8,375. This increase was due to the creation of the ESOP as a result of the stock conversion and represents the fair value of shares released during the year.

   Total stockholders' equity increased $681,564 from March 31, 1998 to March 31, 1999; the increase summarized as follows:

   Stockholders' equity, March 31, 1998...........................  $  986,014
   Gross proceeds of stock offering...............................     990,000
   Underwriting commissions & other conversion expenses...........    (290,706)
   Net income.....................................................      37,371
   Increase in unrealized gain on securities available for sale...      24,089
   Total shares purchased by ESOP.................................     (79,190)
                                                                    ----------
 Total Stockholder's equity, March 31, 1999 ......................  $1,667,578
                                                                    ==========


  COMPARISON OF OPERATING RESULTS FOR THE FISCAL YEARS ENDED MARCH 31, 1999 AND
                                 MARCH 31, 1998.

   CGB&L's net income was $37,371 for the fiscal year ended March 31, 1999 compared to $41,872 for the comparative period ending March 31, 1998. The 10.75% decrease in earnings is primarily attributable to additional expenses related to reporting as a public company and higher salaries and employee benefit expense offset by higher net interest income.

   Net interest income increased $26,585 in the fiscal year ended March 31, 1999 compared to the same period in 1998, due to an increase in average loans that were financed by borrowings from the Federal Home Loan Bank and slightly higher average rates on loans during the fiscal year ending March 31, 1999. Interest expense on deposits decreased due to a decrease in average deposits during the fiscal year ending March 31, 1999. Interest expense on Federal Home Loan Bank borrowings increased due to the higher average balance of Federal Home Loan Bank long term borrowings during the fiscal year ended March 31, 1999.

   The provision for loan loss expense decreased by $26,500 for the fiscal year compared to the same period in 1998. Management of the Building & Loan believes that the allowance for loan losses is sufficient based on information currently available. No assurances can be made that future events or conditions or regulatory directives will not result in increased provisions for loan losses or additions to the Building & Loan's allowance for loan losses which may adversely affect net income.

   Total other expense increased $58,148 or 36.4% for the fiscal year ending March 31, 1999 compared to the same period of 1998, due to an increase in employee compensation and other expenses. Employee compensation expense increased due to increasing employees to 4 full time from 3 full time and one part time. Employee compensation expense also increased due to ESOP expense of $8,375 for the fiscal year ending March 31, 1999 compared to $0 during the same period of 1998. Other expenses increased due to additional expenses related to reporting as a public company.

   Total income tax expense was $10,625 for the year ended March 31, 1999 compared to $10,702 for the same period in 1998, reflecting the decrease in earnings. The effective tax rate was 22.1% for 1999 as compared to 23.9% in 1998.

YEAR 2000 COMPLIANCE

   The Building & Loan has completed phase I & phase II of its Year 2000 preparedness assessment and business resumption contingency planning process. During these phases, the Building & Loan identified those computer applications used to process information within the Building & Loan including accounting software used for loans and deposits. Each of the companies providing these software programs has assured the Building & Loan in writing that its programs are Year 2000 compliant. In addition, the Building & Loan has contacted its principal external vendors and asked for assurance that they are adequately addressing system and software issues related to Year 2000. Each vendor responded that either they are or expect to be Year 2000 compliant prior to December 31, 1999. The Building & Loan has procedures in place to confirm compliance by vendors who expect to be compliant prior to December 31, 1999. The Building & Loan has also completed a review of its loan portfolio and determined that the Building & Loan has no significant loss exposure in the event a borrower's business is interrupted as a result of a Year 2000 compliance problem. The Building & Loan developed a testing schedule and completed this schedule prior to March 31, 1999. The Building & Loan has incurred costs of less than $1,000 to date with respect to the Year 2000 and based on the results of its assessment does not anticipate that the costs to complete its Year 2000 testing schedule will be material. The Building & Loan has taken steps to educate the public about their Year 2000 preparedness. Although the Building & Loan believes it is taking the necessary actions to address Year 2000, no assurances can be given that some problems will not occur.

ITEM 7.   FINANCIAL STATEMENTS


                           CGB&L FINANCIAL GROUP, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1999 AND 1998


Independent Auditor's Report ................................................ 35

Consolidated Balance Sheet  ................................................. 36

Consolidated Statement of Income ............................................ 37

Consolidated Statement of Stockholders' Equity .............................. 38

Consolidated Statement of Cash Flows ........................................ 39

Notes to Consolidated Financial Statements .................................. 40

                          INDEPENDENT AUDITOR'S REPORT



To the Stockholders and
Board of Directors
CGB&L Financial Group, Inc. and Subsidiary
Cerro Gordo, Illinois


We have audited the accompanying consolidated balance sheet of CGB&L Financial Group, Inc. and subsidiary as of March 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements described above present fairly, in all material respects, the consolidated financial position of CGB&L Financial Group, Inc. and subsidiary as of March 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



/S/ Olive LLP


Decatur, Illinois
April 12, 1999

                   CGB&L FINANCIAL GROUP, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET


MARCH 31                                                                     1999            1998
-----------------------------------------------------------------------------------------------------
ASSETS
    Cash and due from banks                                              $   287,458     $    13,721
    Interest-bearing demand deposits                                         487,856         511,124
                                                                        -----------------------------
            Cash and cash equivalents                                        775,314         524,845
    Interest-bearing deposits                                                891,000         590,000
    Investment securities available for sale                                 211,827         175,329
    Loans, net of allowance for loan losses of $32,700 for each year       5,390,273       5,526,189
    Premises and equipment                                                    16,193          15,726
    Federal Home Loan Bank stock                                              55,100          46,200
    Other assets                                                              43,025          56,692
                                                                        -----------------------------

            Total assets                                                 $ 7,382,732     $ 6,934,981
                                                                        =============================

LIABILITIES
    Interest-bearing deposits                                            $ 4,995,294     $ 5,250,307
    Long-term debt                                                           600,000         600,000
    Other liabilities                                                        111,485          98,660
                                                                        -----------------------------
            Total liabilities                                              5,706,779       5,948,967
                                                                        -----------------------------

COMMITMENTS AND CONTINGENT LIABILITIES

EQUITY RECEIVED FROM CONTRIBUTIONS TO THE ESOP                                 8,375
                                                                        -----------------------------

STOCKHOLDERS' EQUITY
    Preferred stock, $.01 par value
      Authorized and unissued -- 100,000
    Common stock, $.01 par value
      Authorized -- 900,000 shares
      Issued -- 99,000 shares, less ESOP shares of 7,127                         911
    Additional paid-in capital                                               619,193
    Retained earnings                                                        910,056         872,685
    Accumulated other comprehensive income                                   137,418         113,329
                                                                        -----------------------------
            Total stockholders' equity                                     1,667,578         986,014
                                                                        -----------------------------

            Total liabilities and stockholders' equity                   $ 7,382,732     $ 6,934,981
                                                                        =============================

See notes to consolidated financial statements.

                   CGB&L FINANCIAL GROUP, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENT OF INCOME


YEAR ENDED MARCH 31                                         1999           1998
----------------------------------------------------------------------------------
INTEREST INCOME
    Loans receivable                                     $ 507,134      $ 466,389
    Investment securities                                    5,386          4,680
    Interest bearing deposits                               61,410         70,915
                                                        --------------------------
            Total interest income                          573,930        541,984

INTEREST EXPENSE
    Deposits                                               276,434        289,130
    FHLB borrowing                                          38,690         20,633
                                                        --------------------------
            Total interest expense                         315,124        309,763
                                                        --------------------------

NET INTEREST INCOME                                        258,806        232,221
    Provision for loan losses                                              26,500
                                                        --------------------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES        258,806        205,721
                                                        --------------------------

OTHER INCOME                                                 7,193          6,708
                                                        --------------------------

OTHER EXPENSE
    Salaries and employee benefits                         160,010        115,617
    Net occupancy and equipment expenses                     4,321          4,922
    Deposit insurance expense                                3,172          3,436
    Insurance expense                                        4,965          4,936
    Other expenses                                          45,535         30,944
                                                        --------------------------
            Total other expense                            218,003        159,855
                                                        --------------------------

INCOME BEFORE INCOME TAX                                    47,996         52,574
    Income tax expense                                      10,625         10,702
                                                        --------------------------

NET INCOME                                               $  37,371      $  41,872
                                                        ==========================

See notes to consolidated financial statements.

                   CGB&L FINANCIAL GROUP, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                         ACCUMULATED
                                                                                                            OTHER
                                                      COMMON     PAID-IN     COMPREHENSIVE   RETAINED   COMPREHENSIVE
                                                      STOCK      CAPITAL         INCOME      EARNINGS       INCOME        TOTAL
----------------------------------------------------------------------------------------------------------------------------------
BALANCES, APRIL 1, 1997                                                                     $  830,813   $   64,084   $   894,897
    Comprehensive income
      Net income                                                              $   41,872        41,872                     41,872
      Other comprehensive income, net of tax
          Unrealized gains on securities                                          49,245                     49,245        49,245
                                                                             ------------
    Comprehensive income                                                      $   91,117
                                                                             ============

                                                   ------------------------                ---------------------------------------
BALANCES, MARCH 31, 1998                                                                       872,685      113,329       986,014
    Comprehensive income
      Net income                                                              $   37,371        37,371                     37,371
      Other comprehensive income, net of tax
          Unrealized gains on securities                                          24,089                     24,089        24,089
                                                                             ------------
    Comprehensive income                                                      $   61,460
                                                                             ============
    Issuance of common stock                        $    990    $  698,304                                                699,294
    Employee stock ownership plan shares acquired        (79)      (79,111)                                               (79,190)
                                                   ------------------------                ---------------------------------------

BALANCES, MARCH 31, 1999                            $    911    $  619,193                  $  910,056   $  137,418   $ 1,667,578
                                                   ========================                =======================================

See notes to consolidated financial statements.

                   CGB&L FINANCIAL GROUP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS


YEAR ENDED MARCH 31                                                        1999           1998
-------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
    Net income                                                         $   37,371     $   41,872
    Adjustments to reconcile net income to net cash
       provided by operating activities
      Provision for loan loss                                                             26,500
      Depreciation                                                          1,344          1,344
      Deferred income tax expense (benefit)                                 1,546        (12,780)
      Compensation expense related to employee stock ownership plan         8,375
      Change in
          Other liabilities                                                (1,130)           789
          Other assets                                                     13,667        (15,399)
                                                                      ---------------------------
            Net cash provided by operating activities                      61,173         42,326
                                                                      ---------------------------

INVESTING ACTIVITIES
    Net change in interest-bearing deposits                              (301,000)       689,000
    Net change in loans                                                   135,916       (847,404)
    Purchase of premises and equipment                                     (1,811)        (7,632)
    Purchase of FHLB stock                                                 (8,900)        (3,200)
                                                                      ---------------------------
            Net cash used by investing activities                        (175,795)      (169,236)
                                                                      ---------------------------

FINANCING ACTIVITIES
    Net change in
      Savings deposits                                                    (81,190)        (6,239)
      Certificates of deposit                                            (173,823)       (51,918)
    Proceeds from long-term debt                                                         600,000
    Issuance of common stock, net of offering costs                       620,104
                                                                      ---------------------------
            Net cash provided by financing activities                     365,091        541,843
                                                                      ---------------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                   250,469        414,933

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                              524,845        109,912
                                                                      ---------------------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                 $  775,314     $  524,845
                                                                      ===========================

ADDITIONAL CASH FLOWS INFORMATION
    Interest paid                                                      $  317,301     $  306,925
    Income tax paid                                                         6,631         25,500

See notes to consolidated financial statements.

                   CGB&L FINANCIAL GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of CGB&L Financial Group, Inc. ("Company") and its wholly owned subsidiary Cerro Gordo Building and Loan, s.b. ("Bank") conform to generally accepted accounting principles and reporting practices followed by the thrift industry. The more significant of the policies are described below.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

The Company is a thrift holding company whose principal activity is the ownership and management of the Bank. The Bank operates under a state thrift charter and provides full banking services. As a state-chartered thrift, the Bank is subject to regulation by the Illinois Office of Banks and Real Estate and the Federal Deposit Insurance Corporation.

The Bank generates mortgage and share loans and receives deposits from customers located primarily in Piatt County. The Bank's loans are generally secured by specific items of collateral including real property and consumer assets. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon economic conditions in Piatt County and the surrounding communities.

CONSOLIDATION -- The consolidated financial statements include the accounts of the Company and Bank after the elimination of all material intercompany transactions.

INVESTMENT SECURITIES -- Marketable equity securities are classified as available for sale. Securities available for sale are carried at fair value with unrealized gains and losses reported separately as accumulated other comprehensive income in equity capital, net of tax.

Amortization of premiums and accretion of discounts are recorded as interest income from securities. Realized gains and losses are recorded as net security gains (losses). Gains and losses on sales of securities are determined on the specific-identification method.

LOANS are carried at the principal amount outstanding. Interest income is accrued on the principal balances of loans. The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed when considered uncollectible. Interest income is subsequently recognized only to the extent cash payments are received. Certain loan fees and direct costs are being deferred and amortized as an adjustment of yield on the loans. Escrow accounts for borrowers are not maintained, but rather tax and insurance payments are charged to the mortgage loan balance. Monthly payments are allocated first to interest income with the remainder credited to the unpaid balance of the loan.

CGB&L FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


ALLOWANCE FOR LOAN LOSSES is maintained to absorb loan losses based on management's continuing review and evaluation of the loan portfolio and its judgment as to the impact of economic conditions on the portfolio. The evaluation by management includes consideration of past loss experience, changes in the composition of the portfolio, the current condition and amount of loans outstanding, and the probability of collecting all amounts due. Impaired loans are measured by the present value of expected future cash flows, or the fair value of the collateral of the loan, if collateral dependent.

The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. Management believes that as of March 31, 1999, the allowance for loan losses is adequate based on information currently available. A worsening or protracted economic decline in the area within which the Bank operates would increase the likelihood of additional losses due to credit and market risks and could create the need for additional loss reserves.

PREMISES AND EQUIPMENT are carried at cost net of accumulated depreciation. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets. Maintenance and repairs are expensed as incurred while major additions and improvements are capitalized. Gains and losses on dispositions are included in current operations.

FEDERAL HOME LOAN BANK STOCK is a required investment for institutions that are members of the Federal Home Loan Bank (FHLB) system. The required investment in the common stock is based on a predetermined formula.

INCOME TAX in the consolidated statement of income includes deferred income tax provisions or benefits for all significant temporary differences in recognizing income and expenses for financial reporting and income tax purposes. The Company files consolidated income tax returns with its subsidiary.

EMPLOYEE STOCK OWNERSHIP PLAN -- The Company accounts for its employee stock ownership plan ("ESOP") in accordance with American Institute of Certified Public Accountants ("AICPA") Statement of Position 93-6. The cost of shares issued to the ESOP but not yet committed to be released to participants is presented in the consolidated balance sheet. Compensation expense is recorded based on the fair value of the shares as they are committed to be released for allocation to participant accounts. The difference between the fair value and the cost of shares committed to be released is recorded as an adjustment to paid-in capital.

EARNINGS PER SHARE -- Basic earnings per share will be computed based upon the weighted average common shares outstanding for periods subsequent to the Bank's conversion to a stock savings bank on September 22, 1998. Earnings per share for 1999 are not meaningful.

RECLASSIFICATIONS of certain amounts in the 1998 financial statements have been made to conform to the 1999 presentation.

CGB&L FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 -- CONVERSION TO STOCK OWNERSHIP

On September 22, 1998, the Bank consummated its conversion from a state chartered mutual savings bank to a state chartered stock savings bank pursuant to the Bank's plan of conversion. Concurrent with the formation of the Company, the Company acquired 100% of the stock of the Bank and issued 99,000 shares of Company common stock, with $.01 par value, at $10 per share. Net proceeds of the Company's stock issuance, after costs and Employee Stock Ownership Plan shares, were $620,104.


NOTE 3 -- INVESTMENT SECURITIES AVAILABLE FOR SALE

                                                        1999
                                -----------------------------------------------------
                                                 GROSS         GROSS
                                               UNREALIZED    UNREALIZED       FAIR
MARCH 31                            COST         GAINS         LOSSES        VALUE
-------------------------------------------------------------------------------------
Federal Home Loan Mortgage
    Corporation common stock     $   3,619     $ 208,208     $       0     $ 211,827
                                =====================================================

                                                        1998
                                -----------------------------------------------------
                                                 GROSS         GROSS
                                               UNREALIZED    UNREALIZED       FAIR
MARCH 31                            COST         GAINS         LOSSES        VALUE
-------------------------------------------------------------------------------------

Federal Home Loan Mortgage
    Corporation common stock     $   3,619     $ 171,710     $       0     $ 175,329
                                =====================================================

There were no pledged securities at March 31, 1999 or 1998.

There were no sales of securities available for sale during 1999 or 1998.

The Company's investment in the Federal Home Loan Mortgage Corporation Common Stock exceeded 10% of stockholders' equity at March 31, 1999. The Company did not hold any other securities of a single issuer, payable from and secured by the same source of revenue of taxing authority, the book value of which exceeded 10% of stockholders' equity at March 31, 1999.

CGB&L FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 -- LOANS AND ALLOWANCE

MARCH 31                                             1999             1998
------------------------------------------------------------------------------

Real estate mortgage loans
    One-to-four family                           $ 5,272,294      $ 5,303,917
    Multi-family                                      78,901           87,348
    Commercial                                       174,524          185,060
Share loans                                           67,892           79,534
                                                ------------------------------
                                                   5,593,611        5,655,859
Less
    Undisbursed portion of loans                    (100,291)         (23,555)
    Deferred loan fees                               (70,347)         (73,415)
    Allowance for loan losses                        (32,700)         (32,700)
                                                ------------------------------

            Total loans                          $ 5,390,273      $ 5,526,189
                                                ==============================


MARCH 31                                             1999             1998
------------------------------------------------------------------------------

Allowance for loan losses
    Balances, April 1                            $    32,700      $     6,200
    Provision for losses                                               26,500
    Recoveries on loans
    Loans charged off
                                                ------------------------------

    Balances, March 31                           $    32,700      $    32,700
                                                ==============================

The amount of impaired loans as of or during the periods ending March 31, 1999 and 1998 was immaterial.


NOTE 5 -- PREMISES AND EQUIPMENT

MARCH 31                                             1999             1998
------------------------------------------------------------------------------

Land                                             $       500      $       500
Buildings and land improvements                       21,382           21,382
Furniture and equipment                               54,269           52,458
                                                ------------------------------
            Total cost                                76,151           74,340

Accumulated depreciation                             (59,958)         (58,614)
                                                ------------------------------

            Net                                  $    16,193      $    15,726
                                                ==============================

CGB&L FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 -- OTHER ASSETS AND OTHER LIABILITIES

MARCH 31                                             1999             1998
------------------------------------------------------------------------------

Other assets
    Interest receivable
      Investment securities                      $     2,521      $     2,855
      Loans                                           13,569           16,594
    Prepaid expenses and other                        26,935           37,243
                                                ------------------------------

            Total                                $    43,025      $    56,692
                                                ==============================

Other liabilities
    Interest payable
      Deposits                                   $    49,042      $    51,219
      Long-term debt                                   3,286            3,286
    Accrued expenses payable                          11,548           10,501
    Deferred tax liability                            47,609           33,654
                                                ------------------------------

            Total                                $   111,485      $    98,660
                                                ==============================


NOTE 7 -- DEPOSITS

MARCH 31                                                1999             1998
------------------------------------------------------------------------------

Savings deposits                                 $   380,194      $   461,384
Certificates of deposit of $100,000 or more          100,000          100,000
Other certificates of deposits                     4,515,100        4,688,923
                                                ------------------------------

            Total deposits                       $ 4,995,294      $ 5,250,307
                                                ==============================


CERTIFICATES MATURING IN YEARS ENDING MARCH 31,
------------------------------------------------------------------------------

2000                                                              $ 3,049,267
2001                                                                  465,487
2002                                                                  279,874
2003                                                                  433,680
2004                                                                  313,127
Thereafter                                                             73,665
                                                                 -------------

                                                                  $ 4,615,100
                                                                 =============

CGB&L FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 -- LONG-TERM DEBT

At March 31, 1999, long-term debt consisted of a Federal Home Loan Bank (FHLB) advance, 6.36%, due December 2007. The FHLB borrowing is secured by all stock in the FHLB and first mortgage loans. The borrowing is subject to restrictions or penalties in the event of prepayment.


NOTE 9 -- INCOME TAX

YEAR ENDED MARCH 31                                       1999          1998
-------------------------------------------------------------------------------

Income tax expense
    Currently payable
      Federal                                          $   5,843     $  19,885
      State                                                3,236         3,597
    Deferred
      Federal                                              1,546       (12,780)
                                                      -------------------------

            Total income tax expense                   $  10,625     $  10,702
                                                      =========================

Reconciliation of federal statutory to actual tax
  expense
    Federal statutory income tax at 34%                $  16,319     $  17,875
    Graduated tax rates                                   (9,517)      (11,610)
    Effect of state income taxes                           2,136         2,374
    Other                                                  1,687         2,063
                                                      -------------------------

            Actual tax expense                         $  10,625     $  10,702
                                                      =========================


A cumulative net deferred tax liability is included in other liabilities. The components of the liability are as follows:

MARCH 31                                                  1999          1998
-------------------------------------------------------------------------------

ASSETS
    Loan fees                                          $  20,401     $  21,290
    Allowance for loan losses                              6,742         5,828
                                                      -------------------------

            Total assets                                  27,143        27,118
                                                      -------------------------

LIABILITIES
    Accrual to cash adjustment                            (2,385)         (814)
    Depreciation                                            (274)         (274)
    Net unrealized gains on securities available
      for sale                                           (70,788)      (58,379)
    FHLB stock dividends                                  (1,305)       (1,305)
                                                      -------------------------
            Total liabilities                            (74,752)      (60,772)
                                                      -------------------------

                                                       $ (47,609)    $ (33,654)
                                                      =========================

CGB&L FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Retained earnings include approximately $125,000 for which no deferred income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions as of April 30, 1988, for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which income would be subject to the then-current corporate income tax rate. The unrecorded deferred income tax liability on the above amount was approximately $43,000.


NOTE 10 -- OTHER COMPREHENSIVE INCOME

                                                                         1999
                                                        ----------------------------------------
                                                         BEFORE-TAX       TAX         NET-OF-TAX
YEAR ENDED MARCH 31                                        AMOUNT       EXPENSE         AMOUNT
------------------------------------------------------------------------------------------------
Unrealized gains on securities:
    Unrealized holding gains arising during the year     $  36,498     $ (12,409)     $  24,089
                                                        ========================================

                                                                         1998
                                                        ----------------------------------------
                                                         BEFORE-TAX       TAX         NET-OF-TAX
YEAR ENDED MARCH 31                                        AMOUNT       EXPENSE         AMOUNT
------------------------------------------------------------------------------------------------

Unrealized gains on securities:
    Unrealized holding gains arising during the year     $  74,613     $ (25,368)     $  49,245
                                                        ========================================


NOTE 11 -- COMMITMENTS AND CONTINGENT LIABILITIES

In the normal course of business there are outstanding commitments and contingent liabilities, such as commitments to extend credit, which are not included in the accompanying financial statements. The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual or notional amount of those instruments. The Bank uses the same credit policies in making such commitments as it does for instruments that are included in the balance sheet.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation. Collateral held varies but may include residential real estate, income-producing commercial properties, or other assets of the borrower. The Bank had no commitments as of March 31, 1999 or 1998.

CGB&L FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company and Subsidiary are subject to claims and lawsuits which arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the financial position of the Company.


NOTE 12 -- YEAR 2000

Like all entities, the Company and subsidiary are exposed to risks associated with the Year 2000 Issue, which affects computer software and hardware; transactions with customers, vendors, and other entities; and equipment dependent upon microchips. The Company has begun, but not yet completed, the process of identifying and remediating potential Year 2000 problems. It is not possible for any entity to guarantee the results of its own remediation efforts or to accurately predict the impact of the Year 2000 Issue on third parties with which the Company and subsidiary does business. If remediation efforts of the Company or third parties with which the Company and subsidiary does business are not successful, the Year 2000 Issue could have negative effects on the Company's financial condition and results of operations in the near term.


NOTE 13 -- DIVIDEND AND CAPITAL RESTRICTIONS

Without prior approval, the Bank is restricted by Illinois law and regulations of the Commissioner of Bank and Trust Companies, State of Illinois (Commissioner), and the Federal Deposit Insurance Corporation as to the maximum amount of dividends it can pay to the Company. The Bank is permitted to pay dividends to the Company in an amount equal to its net profits in any fiscal year. The Bank could have paid dividends of approximately $43,000, the Bank's earnings, without the written approval of the Commissioner.

At the time of conversion, a liquidation account was established in an amount equal to the Bank's net worth as reflected in the latest statement of condition used in its final conversion offering circular. The liquidation account is maintained for the benefit of eligible deposit account holders who maintain their deposit account in the Bank after conversion. In the event of a complete liquidation, and only in such event, each eligible deposit account holder will be entitled to receive a liquidation distribution from the liquidation account in the amount of the then current adjusted subaccount balance for deposit accounts then held, before any liquidation distribution may be made to stockholders. Except for the repurchase of stock and payment of dividends, the existence of the liquidation account will not restrict the use or application of net worth. The initial balance of the liquidation account was $898,939.


NOTE 14 -- REGULATORY CAPITAL

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies and is assigned to a capital category. The assigned capital category is largely determined by three ratios that are calculated according to the regulations: total risk adjusted capital, Tier 1 capital, and Tier 1 leverage ratios. The ratios are intended to measure capital relative to assets and credit risk associated with those assets and off-balance sheet exposures of the entity. The capital category assigned to an entity can also be affected by qualitative judgments made by regulatory agencies about the risk inherent in the entity's activities that are not part of the calculated ratios.

CGB&L FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


There are five capital categories defined in the regulations, ranging from well capitalized to critically undercapitalized. Classification of a bank in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank's operations. At December 31, 1998 and 1997, the Bank is categorized as well capitalized and met all subject capital adequacy requirements. There are not conditions or events since December 31, 1998 that management believes have changed the Bank's classification.

The Bank's actual and required capital amounts and ratios are as follows:

                                                                                 1999
                                               ----------------------------------------------------------------------
                                                                             REQUIRED FOR             TO BE WELL
                                                        ACTUAL            ADEQUATE CAPITAL(1)       CAPITALIZED(1)
                                               ----------------------------------------------------------------------
MARCH 31                                          AMOUNT       RATIO       AMOUNT      RATIO      AMOUNT       RATIO
---------------------------------------------------------------------------------------------------------------------
Total risk-based capital(1) (to risk-weighted
  assets)                                      $ 1,149,000     36.67%   $   251,000     8.0%   $   313,000     10.0%

Core capital(1) (to adjusted tangible assets)    1,116,000     35.62        125,000     4.0%       188,000      6.0

Core capital(1) (to adjusted total assets)       1,116,000     15.74        284,000     4.0%       354,000      5.0

                                                                                 1998
                                               ----------------------------------------------------------------------
                                                                             REQUIRED FOR             TO BE WELL
                                                        ACTUAL            ADEQUATE CAPITAL(1)       CAPITALIZED(1)
                                               ----------------------------------------------------------------------
MARCH 31                                          AMOUNT       RATIO       AMOUNT      RATIO      AMOUNT       RATIO
---------------------------------------------------------------------------------------------------------------------

Total risk-based capital(1) (to risk-weighted
  assets)                                      $   906,000     28.58%   $   254,000     8.0%   $   317,000     10.0%

Tier 1 capital(1) (to risk-weighted assets)        873,000     27.54        127,000     4.0        190,000      6.0

Tier 1 capital(1) (to average assets)              873,000     12.55        278,000     4.0        349,000      5.0

(1) As defined by regulatory agencies


NOTE 15 -- EMPLOYEE BENEFITS

The Company maintains a Simplified Employee Pension Plan for the benefit of eligible employees. Contributions to the Plan are based on 15% of the eligible participant's salary and were $13,923 and $12,753 during 1999 and 1998, respectively.

In connection with the conversion, the Company established an employee stock ownership plan ("ESOP") covering substantially all of its employees. The ESOP borrowed $79,190 from the Company and used those funds to acquire 7,919 shares of the Company's common stock at $10 per share. The ESOP covers employees who complete at least twelve consecutive months of service for the Bank during which the employee performs at least 1,000 hours of service. A participant is 100% vested after seven years of credited service.

CGB&L FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The ESOP shares are held in trust and allocated to the ESOP participants based on the interest and principal payments made by the ESOP on the loan from the Company. The loan is secured by shares purchased with the loan proceeds and is being repaid by the ESOP with funds from the Company's discretionary contributions to the ESOP and earnings on ESOP assets. Dividends on unallocated ESOP shares will be applied to reduce the loan. Principal payments are scheduled to occur in even annual amounts over a seven year period. However, in the event Company's contributions exceed the minimum debt service requirements, additional principal payments will be made.

Below are the transactions affecting the ESOP equity accounts:

                                               ADDITIONAL
                                   COMMON       PAID-IN     UNALLOCATED
                                    STOCK       CAPITAL     ESOP SHARES     TOTAL
------------------------------------------------------------------------------------
Balances, March 31, 1998
    Employee stock ownership
      Plan shares acquired        $      79    $  79,111    $ (79,190)    $       0
    Market value increase in
      Employee stock ownership
      Plan shares released                           455                        455
    Loan repayments                                             7,920         7,920
                                 ---------------------------------------------------

Balances, March 31, 1999          $      79    $  79,566    $ (71,270)    $   8,375
                                 ===================================================


During the year ended March 31, 1999, 792 shares of stock with an average fair value of $10.58 were committed to be released, resulting in ESOP compensation expense of $8,375. The following table reflects the shares held by the plan:


MARCH 31                                                                    1999
------------------------------------------------------------------------------------
Allocated shares                                                                792
Unallocated shares                                                            7,127
                                                                        ------------
            Total ESOP shares                                                 7,919
                                                                        ============

Fair value of unallocated shares at March 31                             $   78,397
                                                                        ============


NOTE 16 -- RELATED PARTY TRANSACTIONS

The Bank has entered into transactions with certain directors, executive officers, significant stockholders and their affiliates or associates (related parties). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. The aggregate amount of loans to such related parties at March 31, 1999 and 1998 was $229,439 and $272,079.

CGB&L FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Deposits from related parties held by the Bank at March 31, 1999 and 1998 totaled $389,997 and $402,491.

The aggregate amount of loans, as defined, to such related parties were as follows:

                                                                       1999
--------------------------------------------------------------------------------
Balances, April 1, 1998                                            $   272,079
Changes in composition of related parties                                6,735
New loans, including renewals                                           37,155
Payments, etc., including renewals                                     (86,530)
                                                                  --------------

Balances, March 31, 1999                                           $   229,439
                                                                  ==============


NOTE 17 -- FAIR VALUES OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

CASH AND CASH EQUIVALENTS -- The fair value of cash and cash equivalents approximates carrying value.

INTEREST-BEARING DEPOSITS -- The fair value of interest-bearing deposits approximates carrying value.

SECURITIES -- Fair values are based on quoted market prices.

LOANS -- For short-term loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for mortgage loans, including one-to-four family residential, are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics.

INTEREST RECEIVABLE/PAYABLE -- The fair values of interest receivable/payable approximate carrying values.

FHLB STOCK -- Fair value of FHLB stock is based on the price at which it may be resold to the FHLB.

DEPOSITS -- The fair values of interest-bearing savings accounts are equal to the amount payable on demand at the balance sheet date. The carrying amounts for variable rate, fixed-term certificates of deposit approximate their fair values at the balance sheet date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on such time deposits.

LONG-TERM DEBT -- The fair value of these borrowings are estimated using a discounted cash flow calculation, based on current rates for similar debt.

OFF-BALANCE SHEET COMMITMENTS -- Commitments include commitments to originate mortgage loans, and are generally of a short-term nature. The fair value of such commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.

CGB&L FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The estimated fair values of the Company's financial instruments are as follows:

                                                            1999                         1998
                                                --------------------------------------------------------
                                                  CARRYING         FAIR         Carrying         Fair
MARCH 31                                           AMOUNT          VALUE         Amount         Value
--------------------------------------------------------------------------------------------------------
ASSETS
    Cash and cash equivalents                   $   775,314    $   775,314    $   524,845    $   524,845
    Interest-bearing deposits                       891,000        891,000        590,000        590,000
    Investment securities available for sale        211,827        211,827        175,329        175,329
    Loans, net                                    5,390,273      5,597,000      5,526,189      5,576,000
    Interest receivable                              16,090         16,090         19,449         19,449
    Stock in FHLB                                    55,100         55,100         46,200         46,200

LIABILITIES
    Deposits                                      4,995,294      5,007,000      5,250,307      5,271,000
    Long-term debt                                  600,000        606,000        600,000        603,000
    Interest payable                                 52,328         52,328         54,505         54,505

OFF-BALANCE SHEET ASSETS (LIABILITIES)
    Commitments to extend credit                          0              0              0              0

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None


                                 PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

   The information relating to directors and executive officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on August 11, 1999 at pages 5 through 6 and at page 20.

ITEM 10.  EXECUTIVE COMPENSATION

   The information relating to executive and director compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on August 11, 1999 at pages 9 through 12.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on August 11, 1999 at pages 8 through 9.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on August 11, 1999 at pages 7 through 8.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  The following documents are filed as a part of this report:

          (1)  FINANCIAL STATEMENTS

          Consolidated Financial Statements of CGB&L are included in this report and its Index is located at Item 7, page 34 of this report.

          (2)  SCHEDULES

          All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

          (3)  EXHIBITS

          The following exhibits are filed as part of this report:

          3.1  Certificate of Incorporation of CGB&L Financial Group, Inc.*

          3.2  Bylaws of CGB&L Financial Group, Inc.

          4.0  Stock Certificate of CGB&L Financial Group, Inc.*

         10.1  Cerro Gordo Building and Loan, s.b. Employee Stock
                Ownership Plan*

         10.2 Employment Agreement between Cerro Gordo Building and Loan, s.b. and Maralyn Heckman

         10.3 Employment Agreement between CGB&L Financial Group, Inc. and Maralyn Heckman (This Employment Agreement is not being filed as it is virtually identical to the Employment Agreement filed as
                Exhibit 10.2 except that CGB&L Financial Group, Inc. is the party acting as the employer instead of Cerro Gordo Building and Loan, s.b.)

         11.0  Statement of Computation of per Share Earnings

         21.0 Subsidiary information is incorporated herein by reference to "Part I - General"

         27.0  Financial Data Schedule for fiscal year ended March 31, 1999

       * Incorporated herein by reference to the Exhibits to Form SB-2 Registration Statement, filed on June 3, 1998 and any amendments thereto, Registration No. 333-55953.

          (b)  REPORTS ON FORM 8-K

               There were no Reports filed on Form 8-K for the period.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CGB&L FINANCIAL GROUP, INC.

Date:             , 1999                By:  /s/ Maralyn F. Heckman
     -----------------------          -----------------------------
                                      Maralyn F. Heckman
                                      President, Chief Executive
                                      Officer, Chief Financial Officer and
                                      Director

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Date:             , 1999                By:  /s/ Maralyn F. Heckman
     -----------------------          ---------------------------------------
                                      Maralyn F. Heckman
                                      President, Chief Executive Officer,
                                      C.F.O., C.A.O. and Director
                                      (principal executive officer, principal
                                      financial officer, principal accounting
                                      officer and director)

Date:             , 1999                By:  /s/ John A. Sochor, DDS
     -----------------------          ---------------------------------------
                                      John A. Sochor, DDS
                                      Chairman of the Board of Directors

Date:              , 1999               By:  /s/ C. Russell York
     -----------------------          ---------------------------------------
                                      C. Russell York
                                      Vice-Chairman of the Board of Directors

Date:              , 1999               By:  /s/ Dale C. Born
     -----------------------          ---------------------------------------
                                      Dale C. Born, Director

Date:              , 1999               By:  /s/ Noel R. Buckley
     -----------------------          ---------------------------------------
                                      Noel R. Buckley, Director

Date:              , 1999               By:  /s/ Lester W. Crandall
     -----------------------          ---------------------------------------
                                      Lester W. Crandall, Director

Date:               , 1999              By:  /s/ Larry D. Gaitros
     -----------------------          --------------------------------------
                                      Larry D. Gaitros, Director

================================================================================

                           CGB&L FINANCIAL GROUP, INC.

================================================================================



                                                           July 6, 1999

Dear Shareholder,

Greetings from CGB&L Financial Group, Inc. ("CGB&L") and Cerro Gordo Building and Loan, s.b. ("Building & Loan"). I am pleased and proud to present you with our first Annual Report. This report reflects our operations and financial condition for the year ended March 31, 1999. The report reflects the earnings of the Building & Loan for the 12 month period and for CGB&L since conversion on September 22, 1998.

The Board of Directors of CGB&L declared our first stock dividend payable May ll, 1999 of $.20 a share for the semi-annual period. This was a good year for CGB&L with net income of $37,371. We are happy to report at the end of our fiscal year, the book value of a share of stock stood at $16.84.

As a cost controlling measure, this annual report consists of Form 10-KSB, which is a required annual filing with the U.S. Securities and Exchange Commission. Please stop by or call me if you ever have questions or comments regarding CGB&L or the Building & Loan.

We have a unique opportunity as a locally owned and operated community Building & Loan to personally know our customers and stockholders. Our goals are continued service to the good people of our community while pursuing every avenue available in achieving what is in the best interest of our investor.

I want to join the board of directors in thanking you for your interest and investment in CGB&L Financial Group, Inc. A special thank you goes to those of you who are valued customers of Cerro Gordo Building and Loan, s.b. We will continually strive to improve CGB&L for the benefit of all of us.

Sincerely,



Maralyn F. Heckman
President


    229 EAST SOUTH STREET - P.O. BOX 680       CERRO GORDO, IL. 61818-0680
                  PHONE (217)763-2911      FAX (217)763-4711

                              BOARDS OF DIRECTORS

JOHN A. SOCHOR, DDS        C. RUSSELL YORK                MARALYN F. HECKMAN
Chairman of the Board of   Assistant Chairman of the      President and Chief
Directors                  Board of Directors             Executive Officer of
                                                          CGB&L Financial Group,
                                                          Inc. and Cerro Gordo
Dentist                    Technician;                    Building and Loan,
                             Phil Flaugher Electric       s.b.
                             Corporation

DALE C. BORN               NOEL R. BUCKLEY                LARRY D. GAITROS
Farmer                     Retired; Firestone Tire        Millwright; Archer
Retired; A. E. Staley        and Rubber Company             Daniels Midland
  Manufacturing Company

LESTER W. CRANDALL
Meat Manager;
  Wal-Mart


                                EXECUTIVE OFFICER

                           MARALYN F. HECKMAN
                           President, Secretary and
                           Treasurer



                               OFFICE LOCATION

                           229 East South Street
                           P.O. Box 680
                           Cerro Gordo, IL 61818-0680
                           (217)763-2911



                             GENERAL INFORMATION

INDEPENDENT AUDITORS       ANNUAL MEETING                 STOCKHOLDER
Olive                      The Annual Meeting of          INQUIRIES AND
225 North Water Street     Stockholders will be held on   AVAILABILITY OF
Suite 400                  August 11, 1999 at  7:00 p.m.  10-KSB REPORT
Decatur, Illinois 62525    in the meeting room of
                           Hope Welty Public Library      THE ANNUAL REPORT
                           100 South Madison Street,      CONTAINED HEREIN
                           Cerro Gordo, Illinois          IS THE REPORT 10-KSB
                                                          FOR THE FISCAL YEAR
SPECIAL COUNSEL                                           ENDED MARCH 31, 1999
Howard & Howard                                           AS FILED WITH
 Attorneys, P.C.           TRANSFER AGENT AND REGISTRAR   THE SECURITIES AND
321 Liberty Street         Illinois Stock Transfer        EXCHANGE COMMISSION.
Suite 200                  Company
Peoria, Illinois 61602     Chicago, Illinois