Form 10QSB
period 1999-06-30
CGB&L FINANCIAL GROUP INC
filed 1999-08-16
CIK 1063227

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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

                              Yes ___X___ No______

     As of August 13, 1999, the registrant had outstanding 99,000 shares of its $.01 par value common stock.

     Transitional Small Business Disclosure Format (Check One): Yes/__/ No_X_/


                               Page 1 of 11 pages

                                TABLE OF CONTENTS

Part I - FINANCIAL INFORMATION
                                                                            Page
                                                                            ----

          Item 1.  Financial Statements                                      3-7

          Item 2.  Management's Discussion and Analysis                        8
                    Of Financial Condition and Results of Operations

Part II - OTHER INFORMATION

          Item l.  Legal Proceedings                                          11

          Item 2.  Change in Securities and Use of Proceeds                   11

          Item 3.  Defaults Upon Senior Securities                            11

          Item 4.  Submission of Matters to a Vote of Security Holders        11

          Item 5.  Other Information                                          11

          Item 6.  Exhibits and Reports on Form 8-K                           11

          Signatures                                                          11

Statements contained in the Form 10-QSB which are not historical facts are forward-looking statements, as that term is described in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risk and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include potential changes in interest rates, competitive factors in the financial services industry, general economic conditions, the effect of new legislation and other risks detailed in documents filed by the Company with the Securities and Exchange Commission from time to time and in the Company's last filed Form 10KSB.

                       CGB&L Financial Group, Inc.
                        Consolidated Balance Sheet
                As of March 31 and June 30, 1999 and 1998


                                                             June 30        March 31         June 30        March 31
Assets                                                         1999           1999            1998            1998
                                                        -----------------------------     ----------------------------
                                                            (unaudited)
  Cash and Cash Equivalents                               $   811,566     $   775,314         431,707         524,845
  Interest-bearing time deposits                              891,000         891,000         590,000         590,000
  Investment securities available for sale                    214,368         211,827         173,943         175,329
  Loans                                                     5,567,561       5,422,973       5,706,843       5,558,889
  Allowance for Loan losses                                   (32,700)        (32,700)        (32,700)        (32,700)
                                                        -----------------------------     ----------------------------
     Net Loans                                              5,534,861       5,390,273       5,674,143       5,526,189
  Premises and equipment                                       16,759          16,193          15,974          15,726
  Federal Home Loan Bank stock                                 55,100          55,100          53,500          46,200
  Other assets                                                 27,497          43,025         108,591          56,692
                                                        -----------------------------     ----------------------------
      Total Assets                                        $ 7,551,151     $ 7,382,732       7,047,858       6,934,981
                                                        =============================     ============================

Liabilities
  Interest-bearing deposits                               $ 5,174,890     $ 4,995,294       5,352,553       5,250,370
  Long-term debt                                              600,000         600,000         600,000         600,000
  Other liabilities                                           106,902         111,485          96,376          98,660
                                                        -----------------------------     ----------------------------
      Total liabilities                                     5,881,792       5,706,779       6,048,929       5,948,967
                                                        -----------------------------     ----------------------------
Equity Received from Contributions to the ESOP                 12,398           8,375
Stockholders' Equity
  Preferred stock,  $.01 par value
     Authorized and unissued -- 100,000 shares
  Common stock, $ .01 par value
      Authorized -- 900,000 shares
      Issued -- 99,000 shares                                     911             911
  Paid in capital                                             619,193         619,193         886,515         872,685
  Retained earnings                                           897,763         910,056         112,414         113,329
  Net unrealized gain on securities available for sale        139,094         137,418
                                                        -----------------------------     ----------------------------
Total stockholders' equity                                  1,656,961       1,667,578         998,929         986,014
                                                        -----------------------------     ----------------------------
Total liabilities and stockholders' equity                $ 7,551,151     $ 7,382,732       7,047,858       6,934,981
                                                        ==============================    ============================

See note to consolidated financial statements

                           CGB&L Financial Group, Inc.
                         Consolidated Income Statements
                For the three months ended June 30, 1999 and 1998

                                                    For the 3 months ended June 30
                                                              Unaudited
                                                          1999           1998
                                                    ------------------------------
Interest Income
  Loans receivable                                     $  120,068     $  126,200
  Investment securities                                     1,447          1,298
  Deposits with financial institutions                     22,384         15,297
                                                     ----------------------------
      Total interest income                               143,899        142,795

Interest Expense
  Deposits                                                 67,190         71,165
  FHLB advances                                             9,646          9,646
                                                     ----------------------------
     Total interest expense                                76,836         80,811
                                                     ----------------------------

Net Interest Income                                        67,063         61,984
Provision for Loan Loss                                         0              0
                                                     ----------------------------
Net Interest Income After Provision for Loan Losses        67,063         61,984
                                                     ----------------------------
Noninterest Income                                          1,025          1,691
                                                     ----------------------------

Noninterest Expense
   Salaries and Employee Benefits                          45,340         34,979
   Net occupancy and equipment expenses                     1,531          1,320
   Deposit Insurance Expense                                  767            826
   Insurance expense                                        1,263          1,234
   Other expenses                                          22,255          7,118
                                                     ----------------------------
     Total noninterest expense                             71,156         45,477
                                                     ----------------------------

Income (Loss) Before Income Tax                            (3,068)        18,198
   Income tax expense (Benefit)                              (675)         4,367
                                                     ----------------------------
Net Income (Loss)                                      $   (2,393)    $   13,831
                                                     ============================

Per share data:
   Basic Weighted Average                                  ($0.03)           N/A
   Shares Outstanding                                      91,741            N/A


See notes to consolidated financial statements.

                           CGB&L Financial Group, Inc.
                 Consolidated Statements of Comprehensive Income

                                                      Three Months Ended      Three Months Ended
                                                      June 30, 1999           June 30, 1998
                                                      (Unaudited)             (Unaudited)
                                                      ---------               ---------
Net Income (Loss)                                     $  (2,383)              $  13,831

Other comprehensive income,
Net of tax
        Unrealized gains on securities:
             Unrealized holding gain arising
             during the period                        $   1,676               $    (915)
             Less: Reclassification adjustment
             for gains included in net income                 0                       0
                                                      ---------               ---------
Other comprehensive income                                1,676                    (915)
                                                      ---------               ---------

Comprehensive income (loss)                           $    (707)              $  12,916
                                                      =========               =========


See notes to consolidated financial statements.

                           CGB&L Financial Group, Inc.
                      Consolidated Statement of Cash Flows
                  Three Months Ended June 30, 1999 (Unaudited)

                                                         1999            1998
                                                         ----            ----
Operating Activities
  Net income                                         $   (2,393)     $   13,831

  Adjustments to reconcile net income to net
    cash provided by operating activities
    Depreciation                                            336             336
    Allocation of ESOP shares                             4,023               0
    Net change in :
       Other liabilities                                 (5,448)         (1,813)
       Other assets                                      15,528         (51,900)

                                                   -----------------------------
       Net cash provided by operating activities         12,046         (39,546)
                                                   -----------------------------

Investing Activities
  Net change in loans                                  (144,588)       (147,954)
  Purchase of premises and equipment                       (902)           (584)
  Purchase of FHLB stock                                      0          (7,300)

                                                   -----------------------------
       Net cash used by investing activities           (145,490)       (155,838)
                                                   -----------------------------

Financing Activities
  Net change in deposits                                179,596         102,246
  Payment of dividend                                    (9,900)              0

                                                   -----------------------------
       Net cash provided by financing activities        169,696         102,246
                                                   -----------------------------

Net Change in Cash and Cash Equivalents                  36,252         (93,138)
Cash and Cash Equivalents, Beginning of Period          775,314         524,845
                                                   -----------------------------
Cash and Cash Equivalents, End of Period             $  811,566      $  431,707
                                                   =============================

Additional Cash Flows Information
   Interest paid                                     $   78,159      $   82,404
   Income tax paid                                            0               0


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

     The acquisition of the Bank by the Company was accounted for as a "pooling-of-interests" under generally accepted accounting principles. The application of the pooling-of-interests method records the assets and liabilities of the merged companies on a historical cost basis with no goodwill or other intangible assets being recorded.


2.   STATEMENT OF INFORMATION FURNISHED

     The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and item 310 (b) of Regulations S-B. In the opinion of management these statements contain all adjustments necessary to present fairly the financial position as of June 1999 and March 1999, the results of operations for the three months ended June 1999 and June 1998, comprehensive income and the cash flows for the three months ended June 1999 and June 1998. All adjustments to the financial statements were normal and recurring in nature. These results have been determined on the basis of generally accepted accounting principles. The results of operations for the three months ended June 1999 are not necessarily indicative of the results to be expected for the entire fiscal year.

     The consolidated financial statements are those of the Company and the Bank. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report to shareholders dated July 6, 1999.

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


                               FINANCIAL CONDITION

Total assets increased $168,419 from March 31, 1999 to June 30, 1999 or 2.3% for the first quarter. This increase was attributable primarily to increases in cash and cash equivalents and the loan portfolio offset by a decrease in other assets. Cash and cash equivalents increased $36,252, net loans increased $144,588 and other assets decreased $15,528.

The increase in net loans from March 31, 1999 to June 30, 1999 was the result of increase in one-to-four family residential mortgage loans. This growth was the result of management's continued emphasis on the Bank's loan portfolio.

The Company experienced an increase in total deposits from March 31, 1999 to June 30, 1999 of $179,596 or 3.6%.

Total stockholders' equity decreased $10,617 from March 31, 1999 to June 30, 1999; the decrease summarized as follows:

    Stockholder's equity, March 31, 1999.......................... $  1,667,578
    Net Income (Loss).............................................       (2,393)
    Increase in unrealized gain on securities available for sale..        1,676
    Dividends Paid................................................       (9,900)

                                                                   ------------
    Stockholders' equity, June 30, 1999........................... $  1,656,961
                                                                   ============


RESULTS OF OPERATIONS

THREE MONTHS COMPARISON

Net income was $16,224 less in the quarter ended June 30, 1999 compared to the same quarter in 1998, due to an increase in employee compensation and expenses related to being a public company offset by an increase in net interest income.

Net interest income was $5,079 higher in the three months ended June 30, 1999 compared to the same period in 1998. Interest income was $1,104 higher, primarily due to a higher average balance of deposits with financial institutions. Although the average balance of the mortgage loan portfolio increased from the period ending June 30, 1998 to the period ending June 30, 1999, the interest income on mortgage loans decreased for the same period. This decrease was a result of a lower average yield on mortgage loans. Interest expense decreased by $3,975 in the quarter ended June 30, 1999 compared to the quarter ended June 30, 1998.

The provision for loan losses remained stable for the first three months in 1999 compared to the same period in 1998. Management of the Bank believes that the allowance for loan losses is sufficient based on information currently available. No assurances can be made that future events or conditions or regulatory directives will not result in increased provisions for loan losses or additions to the Bank's allowance for loan losses which may adversely affect net income.

Noninterest expense was $25,679 higher in the quarter ended June 30, 1999 compared to the same period in 1998. This was primarily attributable to additional expenses related to being a public company and an increase in employee compensation.

Income tax expense was $5,042 less in the three months ended June 30, 1999 compared to the three months ended the same period in 1998 due to a net loss for the three months ended June 30, 1999. The effective tax rate is estimated to be 22.0% in 1999 compared to 23.9% in 1998.


LIQUIDITY AND CAPITAL RESOURCES

The Bank's primary sources of funds are deposits, principal and interest payments on loans and FHLB advances. While maturities and scheduled amortizations of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Federal Deposit Insurance Corporation ("FDIC"), the Company's and the Bank's primary regulator, requires the Bank to maintain minimum levels of liquid assets. Currently, the required ratio is 5%. The Bank's liquidity ratios were 29.62% and 29.63% at June 30, 1999 and March 31, 1999, respectively, well above the required minimum.

A review of the Consolidated Statement of Cash Flows included in the accompanying financial statement shows that the Company's cash and cash equivalents ("cash") increased $36,252 from March 31, 1999 to June 30, 1999. Cash and cash equivalent decreased $93,138 from March 31, 1998 to June 30, 1998. During the first three months of fiscal 1999, interest-bearing deposits primarily provided cash. Cash was primarily used in 1999 and 1998 to fund loans, invest in interest bearing time deposits and for deposit withdrawals. The decrease in cash during the first three months of fiscal 1998 resulted from net cash used to fund loans.

As of June 30, 1999, the Bank had outstanding commitments (including undisbursed loan proceeds) of $359,561. The bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit, which are scheduled to mature in one year or less from June 30, 1999, total $2.9 million. Based upon the Bank's experience, management believes that a significant portion of such deposits will remain with the Bank.

Federally insured state-chartered banks are required to maintain minimum levels of regulatory capital. Under current FDIC regulations, insured state-chartered banks generally must maintain ( I) a ratio of Tier 1 leverage capital to total assets of at least 3.0% (4.0% to 5.0% for all but the most highly rated banks) and (II) ratio of Tier 1 capital to risk weighted assets of at least 4.0% and a ratio of total capital risk weighted assets of at least 8.0%. At June 30, 1999, the Bank was in compliance with applicable regulatory capital requirements as follows:

              Tier 1 Capital to Risk Weighted Assets          34.46%
              Tier 1 Capital to Total Assets                  15.71%
              Risk Based Capital to Risk Weighted Assets      35.47%

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement requires companies to record derivatives on the balance sheet at their fair value. Statement No. 133 also acknowledges that the method of recording a gain or loss depends on the use of the derivative.

The New Statement applies to all entities. If hedge accounting is elected by the entity, the method of assessing the effectiveness of the hedging derivative and the measurement approach of determining the hedge's ineffectiveness must be established at the inception of the hedge.

Statement No. 133 amends Statement No. 52 and supercedes Statements No. 80, 105, and 119. Statement No. 107 is amended to include the disclosure provisions about the concentrations of credit risk from Statement No. 105. Several Emerging issues Task Force consensuses's are also changed or modified by the provisions of Statement No. 133.

Statement No. 133 will be effective for all fiscal years beginning after June 15, 1999. The Statement may not be applied retroactively to financial statements of prior periods. The Statement's adoption will have no material impact on the Corporation's financial condition or result of operations.

Also in 1998, the FASB issued Statement No. 134 "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." This statement establishes accounting standards for certain activities of mortgage banking enterprises and for other enterprises with similar mortgage operations. This Statement amends SFAS No. 65 which as previously amended by SFAS Nos. 115 and 125, required a mortgage banking enterprise to classify a mortgage-backed security as a trading security following the securitization of the mortgage loan held for sale. This Statement further amends SFAS No. 65 to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities must classify the resulting mortgage-backed security or other retained interests based on the entity's ability and intent to sell or hold those investments.

The determination of the appropriate classification for securities retained after the securitization of mortgage loans by a mortgage banking enterprise now conforms to SFAS No. 115. The only new requirement is that if an entity has a sales commitment in place, the security must be classified into trading. This Statement is effective for the first fiscal quarter beginning after December 15, 1998. The Statement's adoption had no impact on the bank's financial condition and results of operations.

YEAR 2000 COMPLIANCE

The Bank has completed all Phases of its Year 2000 preparedness assessment. The Bank has adopted a detailed business resumption contingency plan. During the initial phase, the Bank identified those computer applications used to process information within the Bank including accounting software used for loans and deposits. Each of the companies providing these software programs has assured the Bank in writing that its programs are Year 2000 compliant. In addition, the Bank has contacted its principal external vendors and asked for assurance that they are adequately addressing system and software issues related to year 2000. Each vendor responded that they are Year 2000 ready. The Bank has also completed a review of its loan portfolio and determined that the Bank has no significant loss exposure in the event a borrower's business is interrupted as a result of a Year 2000 compliance problem. The Bank has completed testing of all mission critical systems. The Bank has taken steps to educate the public about their year 2000 preparedness. The Bank has incurred costs of less than $1,000 to date with respect to the Year 2000 and based on the results of its assessment does not anticipate that the costs to implementing its Year 2000 plans will be material. Although the Bank believes it is taking the necessary actions to address Year 2000, no assurances can be given that some problems will not occur.

Part II. Other information

Item l.  Legal Proceedings
         Not applicable
Item 2.  Changes in Securities and Use of Proceeds
         Not applicable
Item 3.  Defaults Upon Senior Securities
         Not applicable
Item 4.  Submission of Matters to a Vote of Security Holders
         Not applicable
Item 5.  Other Information
         Not applicable
Item 6.  Exhibits and Reports on Form 8-K

a.   Exhibits
     The following exhibits are filed as part of this report:

     11.0   Computation of earnings per share

     27.    Financial Data Schedule

b.   Report on Form 10-Q

            none

-------------------------

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

     Dated: August 13, 1999      By: /s/ Maralyn F. Heckman
                                         (Authorized Signor)
                                         President (Principal Executive Officer)
                                         and Treasurer (Chief Financial Officer)