Form 10QSB
period 1999-09-30
CGB&L FINANCIAL GROUP INC
filed 1999-11-15
CIK 1063227

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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

                              Yes ___X___ No______

       As of October 29, 1999, the registrant had outstanding 99,000 shares of its $.01 par value common stock.

       Transitional Small Business Disclosure Format (Check One): Yes/__/ No_X_/


                               Page 1 of 15 pages

                                TABLE OF CONTENTS

Part I - FINANCIAL INFORMATION
                                                                            Page
                                                                            ----

         Item 1.  Financial Statements                                       3-7

         Item 2.  Management's Discussion and Analysis                       8
                  Of Financial Condition and Results of Operations

Part II - OTHER INFORMATION

         Item l.   Legal Proceedings                                         12

         Item 2.  Change in Securities and Use of Proceeds                   12

         Item 3.  Defaults Upon Senior Securities                            12

         Item 4.  Submission of Matters to a Vote of Security Holders        12

         Item 5.  Other Information                                          12

         Item 6.  Exhibits and Reports on Form 8-K                           12

         Signatures                                                          13

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

                           CGB&L Financial Group, Inc.
                           Consolidated Balance Sheet
                      As of September 30 and March 31, 1999

                                                    Sept. 30             March 31
                                                      1999                 1999
                                                 ---------------------------------
                                                   (unaudited)
Assets
  Cash and Cash Equivalents                        $    662,558     $    775,314
  Interest-bearing time deposits                        792,000          891,000
  Investment securities available for sale              192,192          211,827
  Loans                                               6,254,749        5,422,973
  Allowance for Loan losses                             (32,700)         (32,700)
                                                 ---------------------------------
     Net Loans                                        6,222,049        5,390,273
  Premises and equipment                                 17,199           16,193
  Federal Home Loan Bank stock                           55,100           55,100
  Other assets                                           29,313           43,025
                                                 ---------------------------------
      Total Assets                                 $  7,970,411     $  7,382,732
                                                 =================================

Liabilities
  Interest-bearing deposits                        $  5,291,613     $  4,995,294
  Long-term debt                                        900,000          600,000
  Other liabilities                                     104,741          111,485
                                                 ---------------------------------
      Total liabilities                               6,296,354        5,706,779
                                                 ---------------------------------
Equity Received from Contributions to the ESOP           11,377            8,375
Stockholders' Equity
  Preferred stock,  $.01 par value
     Authorized and unissued --  100,000 shares
  Common stock, $ .01 par value
      Authorized-- 900,000  shares
      Issued--99,000 shares                                 911              911
  Paid in capital                                       619,193          619,193
  Retained earnings                                     918,118          910,056
  Accumulated comprehensive Income                      124,458          137,418
                                                   ------------     ------------
Total Stockholder's Equity                            1,662,680        1,667,578
                                                 ---------------------------------
Total liabilities and stockholders' equity         $  7,970,411     $  7,382,732
                                                 =================================

See note to consolidated financial statements.

                           CGB&L Financial Group, Inc.
                   Consolidated Income Statements (Unaudited)
              For the six months ended September 30, 1999 and 1998

                                                            For the 6 months ended Sept. 30
                                                                1999               1998
                                                           ---------------------------------
Interest Income
  Loans receivable                                           $  269,520         $  251,857
  Investment securities                                           2,904              2,635
  Deposits with financial institutions                           41,281             28,953
                                                           ---------------------------------
      Total interest income                                     313,705            283,445

Interest Expense
  Deposits                                                      135,859            142,474
  FHLB advances                                                  20,865             19,398
                                                           ---------------------------------
     Total interest expense                                     156,724            161,872
                                                           ---------------------------------

Net Interest Income                                             156,981            121,573
Provision for Loan Loss                                               0                  0
                                                           ---------------------------------
Net Interest Income After Provision for Loan Losses             156,981            121,573
                                                           ---------------------------------
Noninterest Income                                                1,903              3,256
                                                           ---------------------------------

Noninterest Expense
   Salaries and Employee Benefits                                81,153             68,611
   Net occupancy and equipment expenses                           3,979              2,679
   Deposit Insurance Expense                                      1,491              1,626
   Insurance expense                                              2,526              2,468
   Other expenses                                                45,709             14,806
                                                           ---------------------------------
     Total noninterest expense                                  134,858             90,190
                                                           ---------------------------------

Income Before Income Tax                                         24,026             34,639
   Income tax expense                                             6,065              8,291
                                                           ---------------------------------
Net Income                                                   $   17,961         $   26,348
                                                           =================================

                     Per share data:
                              Basic Weighted Average         $     0.20                N/A
                              Shares Outstanding                 91,872                N/A

See notes to consolidated financial statements.

                           CGB&L Financial Group, Inc.
                   Consolidated Income Statements (Unaudited)
             For the three months ended September 30, 1999 and 1998

                                                            For the 3 months ended Sept. 30
                                                                1999                1998
                                                           ---------------------------------
Interest Income
  Loans receivable                                           $  149,452         $  125,657
  Investment securities                                           1,457              1,337
  Deposits with financial institutions                           18,897             13,656
                                                           ---------------------------------
      Total interest income                                     169,806            140,650

Interest Expense
  Deposits                                                       68,669             71,309
  FHLB advances                                                  11,219              9,752
                                                           ---------------------------------
     Total interest expense                                      79,888             81,061
                                                           ---------------------------------

Net Interest Income                                              89,918             59,589
Provision for Loan Loss                                               0                  0
                                                           ---------------------------------
Net Interest Income After Provision for Loan Losses              89,918             59,589
                                                           ---------------------------------
Noninterest Income                                                  878              1,565
                                                           ---------------------------------

Noninterest Expense
   Salaries and Employee Benefits                                35,813             33,632
   Net occupancy and equipment expenses                           2,448              1,359
   Deposit Insurance Expense                                        724                800
   Insurance expense                                              1,263              1,234
   Other expenses                                                23,454              7,688
                                                           ---------------------------------
     Total noninterest expense                                   63,702             44,713
                                                           ---------------------------------

Income Before Income Tax                                         27,094             16,441
   Income tax expense                                             6,740              3,923
                                                           ---------------------------------
Net Income                                                   $   20,354         $   12,518
                                                           =================================

                     Per share data:
                              Basic Weighted Average         $     0.22                N/A
                              Shares Outstanding                 91,997                N/A

See notes to consolidated financial statements.

                           CGB&L Financial Group, Inc.
           Consolidated Statements of Comprehensive Income (Unaudited)

                                                      Six Months Ended     Six Months Ended
                                                     September 30, 1999   September 30, 1998
                                                     ------------------   ------------------
Net Income                                                 $     17,961         $     26,348

Other comprehensive income, net of tax
       Unrealized gain (loss) on securities:
             Unrealized holding gain (loss) arising
             during the period                                  (12,960)               5,336
             Less: Reclassification adjustment
             for gains included in net income                         0                    0
                                                           ------------         ------------
Other comprehensive income (loss)                               (12,960)               5,336
                                                           ------------         ------------

Comprehensive income                                       $      5,001         $     31,684
                                                           ============         ============


                           CGB&L Financial Group, Inc.
           Consolidated Statements of Comprehensive Income (Unaudited)

                                                     Three Months Ended   Three Months Ended
                                                     September 30, 1999   September 30, 1998
                                                     ------------------   ------------------
Net Income                                                 $     20,354         $     12,518

Other comprehensive income, net of tax
       Unrealized gain (loss) on securities:
             Unrealized holding gain (loss) arising
             during the period                                  (14,636)               6,251
             Less: Reclassification adjustment
             for gains included in net income                         0                    0
                                                           ------------         ------------
Other comprehensive income (loss)                               (14,636)               6,251
                                                           ------------         ------------

Comprehensive income (loss)                                $      5,718         $     18,769
                                                           ============         ============


See notes to consolidated financial statements.

                           CGB&L Financial Group, Inc.
                      Consolidated Statement of Cash Flows
                 Six Months Ended September 30, 1999 (Unaudited)

                                                         1999             1998
                                                    -------------------------------
Operating Activities
  Net income                                          $   17,961       $   26,348

  Adjustments to reconcile net income to net
    cash provided by operating activities
    Depreciation                                             672              672
    Allocation of ESOP shares                              3,002                0
    Net change in:
       Other liabilities                                     (68)          89,150
       Other assets                                       13,712           12,866

                                                    -------------------------------
       Net cash provided by operating activities          35,279          129,036
                                                    -------------------------------

Investing Activities
  Net change in interest-bearing deposit                  99,000         (202,000)
  Net change in loans                                   (831,776)        (150,111)
  Purchase of premises and equipment                      (1,678)          (1,811)
  Purchase of FHLB stock                                       0           (7,300)
                                                    -------------------------------
       Net cash used by investing activities            (734,454)        (361,222)
                                                    -------------------------------

Financing Activities
  Net change in deposits                                 296,319         (217,544)
  Payment of Dividend                                     (9,900)               0
  Issuance of Common Stock                                     0          618,611
  Net change in borrowed money                           300,000
                                                    -------------------------------
       Net cash provided by financing activities         586,419          401,067
                                                    -------------------------------

Net Change in Cash and Cash Equivalents                 (112,756)         168,881
Cash and Cash Equivalents, Beginning of Period           775,314          524,845
                                                    -------------------------------
Cash and Cash Equivalents, End of Period              $  662,558       $  693,726
                                                    ===============================

Additional Cash Flows Information
   Interest paid                                      $  157,262       $  162,162
   Income tax paid                                    $   10,293       $    8,291


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


2.   STATEMENT OF INFORMATION FURNISHED

     The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and item 310 (b) of Regulations S-B. In the opinion of management these statements contain all adjustments necessary to present fairly the financial position as of September 1999 and March 1999, the results of operations for the six months ended September 1999 and September 1998, the results of operations for the three months ended September 1999 and September 1998, comprehensive income and the cash flows for the six and three months ended September 1999 and September 1998. All adjustments to the financial statements were normal and recurring in nature. These results have been determined on the basis of generally accepted accounting principles. The results of operations for the six months and three months ended September 1999 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

                               FINANCIAL CONDITION

Total assets increased $587,679 from March 31, 1999 to September 30, 1999 or 8.0% for the semi-annual period. This increase was attributable primarily to increases in the loan portfolio offset by a decrease in cash and cash equivalents, interest bearing time deposits, investment securities and other assets. Net loans increased $831,776, cash and cash equivalents decreased $112,756, interest-bearing deposits decreased $99,000, investment securities decreased $19,635 and other assets decreased $13,712.

The increase in net loans from March 31, 1999 to September 30, 1999 was the result of increase in one-to-four family residential mortgage loans. This growth was the result of management's continued emphasis on the Bank's loan portfolio.

The Company experienced an increase in total deposits from March 31, 1999 to September 30, 1999 of $296,319 or 5.9%. Borrowings at Federal Home Loan Bank of Chicago (FHLB) increased $300,000 and other liabilities decreased $6,743.

Total stockholders' equity decreased $4,898 from March 31, 1999 to September 30, 1999; the decrease summarized as follows:

    Stockholder's equity, March 31, 1999..........................  $ 1,667,578
    Net Income (Loss).............................................       17,961
    Decrease in unrealized gain on securities available for sale..      (12,960)
    Dividends Paid................................................       (9,900)
                                                                    ------------

    Stockholders' equity, September 30, 1999......................  $ 1,662,679
                                                                    ===========


                              RESULTS OF OPERATIONS

SIX MONTHS COMPARISON

Net income was $8,387 less in the six months ended September 30, 1999 compared to the same period in 1998, due to an increase in employee compensation and expenses related to being a public company offset by an increase in net interest income.

Net interest income was $35,408 higher in the six months ended September 30, 1999 compared to the same period in 1998. Interest income was $30,260 higher, primarily due to a higher average balance of deposits with financial institutions and increases in the mortgage loan portfolio. Interest expense decreased by $5,148 in the period ended September 30, 1999 compared to the period ended September 30, 1998.

The provision for loan losses remained stable for the first six months in 1999 compared to the same period in 1998. Management of the Bank believes that the allowance for loan losses is sufficient based on information currently available. No assurances can be made that future events or conditions or regulatory directives will not result in increased provisions for loan losses or additions to the Bank's allowance for loan losses which may adversely affect net income.

Noninterest expense was $44,668 higher in the six months ended September 30, 1999 compared to the same period in 1998. This was primarily attributable to additional expenses related to being a public company and an increase in employee compensation.

Income tax expense was $10,613 less in the six months ended September 30, 1999 compared to the same period in 1998 due to a decrease in net income for the six months ended September 30, 1999. The effective tax rate is estimated to be 25.2% in 1999 compared to 23.9% in 1998.

THREE MONTHS COMPARISON

Net income was $7,836 more in the three months ended September 30, 1999 compared to the same period in 1998, due to an increase of net interest income offset by noninterest expenses related to being a public company.

Net interest income was $30,329 higher in the three months ended September 30, 1999 compared to the same period in 1998. Interest income $29,156 higher due to a higher average balance of deposits with financial institutions and increases in the mortgage loan portfolio. Interest expense decreased $1,173 in the period ended September 30, 1999 compared to the period ended September 30, 1998.

Noninterest expense was $18,989 higher in the three months ended September 30, 1999 compared to the same period in 1998 primarily due to additional expenses related to being a public company.

Income tax expense was $2,817 more in the three months ended September 30, 1999 compared to the same period in 1998 due to an increase in net income for the three month period ended September 30, 1999. The effective tax rate is estimated to be 24.9.0% in 1999 compared to 23.9% in 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Bank's primary sources of funds are deposits, principal and interest payments on loans and FHLB advances. While maturities and scheduled amortizations of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Federal Deposit Insurance Corporation ("FDIC"), the Company's and the Bank's primary regulator, requires the Bank to maintain minimum levels of liquid assets. Currently, the required ratio is 5%. The Bank's liquidity ratios were 20.71% and 29.63% at September 30, 1999 and March 31, 1999, respectively, well above the required minimum.

A review of the Consolidated Statement of Cash Flows included in the accompanying financial statement shows that the Company's cash and cash equivalents ("cash") increased $112,756 from March 31, 1999 to September 30, 1999. Cash and cash equivalent increased $168,881 from March 31, 1998 to September 30, 1998. During the first six months of fiscal 1999, net income, interest-bearing deposits, deposits and FHLB borrowings primarily provided cash. During the six months of fiscal 1998, the issuance of common stock and net income provided cash. Cash was primarily used in 1999 to fund mortgage loans and in 1998 to fund loans, invest in interest bearing time deposits and for deposit withdrawals.

As of September 30, 1999, the Bank had outstanding commitments (including undisbursed loan proceeds) of $552,431. The bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit, which are scheduled to mature in one year or less from September 30, 1999, total $2.5 million. Based upon the Bank's experience, management believes that a significant portion of such deposits will remain with the Bank.

Federally insured state-chartered banks are required to maintain minimum levels of regulatory capital. Under current FDIC regulations, insured state-chartered banks generally must maintain ( I) a ratio of Tier 1 leverage capital to total assets of at least 3.0% (4.0% to 5.0% for all but the most highly rated banks) and (II) ratio of Tier 1 capital to risk weighted assets of at least 4.0% and a ratio of total capital risk weighted assets of at least 8.0%. At September 30, 1999, the Bank was in compliance with applicable regulatory capital requirements as follows:

               Tier 1 Capital to Risk Weighted Assets        32.49%
               Tier 1 Capital to Total Assets                15.50%
               Risk Based Capital to Risk Weighted Assets    33.42%

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

Statement No. 137 deferred the effective date of Statement No. 133 to all fiscal years beginning after June 15, 2000. The Statement may not be applied retroactively to financial statements of prior periods. The Statement's adoption will have no material impact on the Corporation's financial condition or result of operations.

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

Item l.   Legal Proceedings
          Not applicable

Item 2.   Changes in Securities and Use of Proceeds
          Not applicable

Item 3.   Defaults Upon Senior Securities
          Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders

          On August 11, 1999 the Company held its Annual Meeting of Stockholders at which the Following matters were voted on:

          Proposal I - Election of Directors

          Nominee          For            Against        Withheld
          -------          ---            -------        --------

          Crandall        90,990          N/A             1,025
          York            90,990          N/A             1,025

          There were no abstentions or broker non votes.

          The terms of office of Directors Sochor, Buckley, Born, Heckman and Gaitros continued after the Annual Meeting.

          Proposal II - Approval of the Company's 1999 Stock Option and
                        Incentive Plan

          For            Against        Withheld        Broker Non Vote
          ---            -------        --------        ---------------
          84,729          6,600          25              661

          Proposal III - Approval of the Company's Management Development and Recognition Plan and Trust Agreement

          For            Against        Withheld        Broker Non Vote
          ---            -------        --------        ---------------
          87,779          3,525          50              661

Item 5.   Other Information
          Not applicable

Item 6.   Exhibits and Reports on Form 8-K
a.  Exhibits
    The following exhibits are filed as part of this report:

    11.0  Computation of earnings per share

    27.   Financial Data Schedule

b.  Report on Form 10-Q

          none

----------
*Incorporated herein by reference from the Appendix to the Company Proxy filed June 29, 1999.

                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Dated: November 15, 1999            By: /s/  Maralyn F. Heckman
                                         (Authorized Signor)
                                         President (Principal Executive Officer)
                                         and Treasurer (Chief Financial Officer)