Form 10QSB
period 1999-12-31
CGB&L FINANCIAL GROUP INC
filed 2000-02-14
CIK 1063227

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999

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

                              Yes ___X___ No______

         As of December 31, 1999, the registrant had outstanding 96,635 shares of its $.01 par value common stock.

         Transitional Small Business Disclosure Format (Check One):
                                                               Yes/__/    No_X_/



                               Page 1 of 14 pages

                                TABLE OF CONTENTS


Part I - FINANCIAL INFORMATION
                                                                                        Page
                                                                                        ----

         Item 1.  Financial Statements                                                  3-7

         Item 2.  Management's Discussion and Analysis                                   8
                  Of Financial Condition and Results of Operations

Part II - OTHER INFORMATION

         Item l.   Legal Proceedings                                                    12

         Item 2.  Change in Securities and Use of Proceeds                              12

         Item 3.  Defaults Upon Senior Securities                                       12

         Item 4.  Submission of Matters to a Vote of Security Holders                   12

         Item 5.  Other Information                                                     12

         Item 6.  Exhibits and Reports on Form 8-K                                      12

         Signatures                                                                     12


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

                           CGB&L Financial Group, Inc.
                           Consolidated Balance Sheet
                      As of December 31 and March 31, 1999

                                                        Dec. 31          March 31
                                                          1999             1999
                                                       -----------     -----------
                                                       (unaudited)
Assets
  Cash and Cash Equivalents                            $   399,191     $   775,314
  Interest-bearing time deposits                           594,000         891,000
  Investment securities available for sale                 173,250         211,827
  Loans                                                  6,614,531       5,422,973
  Allowance for Loan losses                                (32,700)        (32,700)
                                                       -----------     -----------
     Net Loans                                           6,581,831       5,390,273
  Premises and equipment                                    16,862          16,193
  Federal Home Loan Bank stock                              55,100          55,100
  Other assets                                              32,224          43,025
                                                       -----------     -----------
      Total Assets                                     $ 7,852,458     $ 7,382,732
                                                       ===========     ===========

Liabilities
  Interest-bearing deposits                            $ 5,249,246     $ 4,995,294
  Long-term debt                                           600,000         600,000
  Short-term debt                                          300,000
  Other liabilities                                        102,092         111,485
                                                       -----------     -----------
      Total liabilities                                  6,251,338       5,706,779
                                                       -----------     -----------
Equity Received from Contributions to the ESOP              13,456           8,375
Stockholders' Equity
  Preferred stock,  $.01 par value
     Authorized and unissued --  100,000 shares
  Common stock, $ .01 par value
      Authorized-- 900,000  shares
      Issued--99,000 shares                                    911             911
  Paid in capital                                          619,044         619,193
  Treasury Stock - 2,365 shares & 0 shares                 (24,832)
  Unearned Incentive Plan Shares - 3,762 & 0 Shares        (39,501)
  Retained earnings                                        920,085         910,056
  Accumulated comprehensive Income                         111,957         137,418
                                                       -----------     -----------
Total Stockholder's Equity                               1,587,664       1,667,578
                                                       -----------     -----------
Total liabilities and stockholders' equity             $ 7,852,458     $ 7,382,732
                                                       ===========     ===========



See note to consolidated financial statements.

                           CGB&L Financial Group, Inc.
                   Consolidated Income Statements (Unaudited)
              For the nine months ended December 31, 1999 and 1998

                                                    ------------------------------
                                                    For the 9 months ended Dec. 31
                                                    ------------------------------
                                                          1999        1998
                                                        --------    --------
Interest Income
  Loans receivable                                      $410,229    $379,527
  Investment securities                                    4,500       3,983
  Deposits with financial institutions                    58,476      44,220
                                                        --------    --------
      Total interest income                              473,205     427,730

Interest Expense
  Deposits                                               204,515     209,922
  FHLB advances                                           34,473      29,150
                                                        --------    --------
     Total interest expense                              238,988     239,072
                                                        --------    --------

Net Interest Income                                      234,217     188,658
Provision for Loan Loss                                        0           0
                                                        --------    --------
Net Interest Income After Provision for Loan Losses      234,217     188,658
                                                        --------    --------
Noninterest Income                                         2,525       4,831
                                                        --------    --------

Noninterest Expense
   Salaries and Employee Benefits                        121,511     106,249
   Net occupancy and equipment expenses                    6,030       3,520
   Deposit Insurance Expense                               2,257       2,570
   Insurance expense                                       3,789       2,468
   Other expenses                                         63,424      35,242
                                                        --------    --------
     Total noninterest expense                           197,011     150,049
                                                        --------    --------

Income Before Income Tax                                  39,731      43,440
   Income tax expense                                      9,902      12,944
                                                        --------    --------
Net Income                                              $ 29,829    $ 30,496
                                                        ========    ========

                     Per share data:
                              Basic Weighted Average    $   0.33         N/A
                              Shares Outstanding          91,629         N/A



See notes to consolidated financial statements.

                           CGB&L Financial Group, Inc.
                   Consolidated Income Statements (Unaudited)
             For the three months ended December 30, 1999 and 1998


                                                    ------------------------------
                                                    For the 3 months ended Dec. 31
                                                    ------------------------------
                                                          1999        1998
                                                        --------    --------
Interest Income
  Loans receivable                                      $140,709    $127,670
  Investment securities                                    1,596       1,348
  Deposits with financial institutions                    17,195      15,267
                                                        --------    --------
      Total interest income                              159,500     144,285

Interest Expense
  Deposits                                                68,656      67,448
  FHLB advances                                           13,608       9,752
                                                        --------    --------
     Total interest expense                               82,264      77,200
                                                        --------    --------

Net Interest Income                                       77,236      67,085
Provision for Loan Loss                                        0           0
                                                        --------    --------
Net Interest Income After Provision for Loan Losses       77,236      67,085
                                                        --------    --------
Noninterest Income                                           622       1,575
                                                        --------    --------

Noninterest Expense
   Salaries and Employee Benefits                         40,358      37,638
   Net occupancy and equipment expenses                    2,051         841
   Deposit Insurance Expense                                 766         944
   Insurance expense                                       1,263           0
   Other expenses                                         17,715      20,436
                                                        --------    --------
     Total noninterest expense                            62,153      59,859
                                                        --------    --------

Income Before Income Tax                                  15,705       8,801
   Income tax expense                                      3,837       4,653
                                                        --------    --------
Net Income                                              $ 11,868    $  4,148
                                                        ========    ========

                     Per share data:
                              Basic Weighted Average    $   0.13    $   0.05
                              Shares Outstanding          90,561      91,345



See notes to consolidated financial statements.

                          CGB&L Financial Group, Inc.
     Nine Month Consolidated Statements of Comprehensive Income (Unaudited)


                                              Nine Months Ended        Nine Months Ended
                                              December 31, 1999        December 31, 1998
                                              -----------------        -----------------

Net Income                                       $29,829                  $30,496

Other comprehensive income, net of tax
     Unrealized gain (loss) on securities:
          Unrealized holding gain (loss) arising
          during the period                      (25,461)                  41,469
          Less: Reclassification adjustment
          for gains included in net income             0                        0
                                                 -------                  -------
Other comprehensive income (loss)                (25,461)                  41,469
                                                 -------                  -------

Comprehensive income                              $4,368                  $71,965
                                                 =======                  =======





                          CGB&L Financial Group, Inc.
 Three Month Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

                                             Three Months Ended        Three Months Ended
                                              December 31, 1999        December 31, 1998
                                              -----------------        -----------------

Net Income                                         $11,868               $4,148

Other comprehensive income (loss)+A49, net of tax
     Unrealized gain (loss) on securities:
          Unrealized holding gain (loss) arising
          during the period                        (12,501)              36,133
          Less: Reclassification adjustment
          for gains included in net income               0                    0
                                                   -------              -------
Other comprehensive income (loss)                  (12,501)              36,133
                                                   -------              -------

Comprehensive income (loss)                          ($633)             $40,281
                                                   =======              =======



See notes to consolidated financial statements.

                           CGB&L Financial Group, Inc.
                      Consolidated Statement of Cash Flows
                 Nine Months Ended December 31, 1999 (Unaudited)

                                                         -----------     -----------
                                                              1999           1998
                                                         -----------     -----------
Operating Activities
    Net income                                           $    29,829     $    30,496
  Adjustments to reconcile net income to net
  cash provided by operating activities
     Depreciation                                              1,008           1,008
     Compensation Expense related to ESOP & incentive          7,011           4,019
     Net change in :
       Other liabilities                                       3,723           5,960
       Other assets                                           10,801          10,532
                                                         -----------     -----------
       Net cash provided by operating activities              52,372          52,015
                                                         -----------     -----------

Investing Activities
  Net change in interest-bearing deposit                     297,000        (103,000)
  Net change in loans                                     (1,191,558        (110,110)
  Purchase of premises and equipment                          (1,677)         (1,811)
  Purchase of FHLB stock                                           0          (8,900)
                                                         -----------     -----------
       Net cash used by investing activities                (896,235)       (223,821)
                                                         -----------     -----------

Financing Activities
  Net change in deposits                                     253,952        (156,239)
  Payment of Dividend                                        (19,800)              0
  Issuance of Common Stock                                         0         620,103
  Purchase of Treasury Stock                                 (24,832)
  Purchase of Stock for Incentive Plan                       (41,580)
  Net change in short term debt                              300,000
                                                         -----------     -----------
       Net cash provided by financing activities             467,740         463,864
                                                         -----------     -----------

Net Change in Cash and Cash Equivalents                     (376,123)        292,058
Cash and Cash Equivalents, Beginning of Period               775,314         524,845
                                                         -----------     -----------
Cash and Cash Equivalents, End of Period                 $   399,191     $   816,903
                                                         ===========     ===========

Additional Cash Flows Information
   Interest paid                                         $   238,242     $   238,904
   Income tax paid                                       $    15,658     $    12,944



See notes to consolidated financial statements.

                                                                               2
     Notes to Consolidated Financial Statements

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



2.       STATEMENT OF INFORMATION FURNISHED


         The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and item 310 (b) of Regulations S-B. In the opinion of management these statements contain all adjustments necessary to present fairly the financial position as of December 1999 and March 1999, the results of operations for the nine months and three months ended December 1999 and December 1998, comprehensive income and the cash flows for the nine and three months ended September 1999 and September 1998. All adjustments to the financial statements were normal and recurring in nature. These results have been determined on the basis of generally accepted accounting principles. The results of operations for the nine months and three months ended December 1999 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

                               FINANCIAL CONDITION

      Total assets increased $469,726 from March 31, 1999 to December 31, 1999 or 6.36% for the nine month period. This increase was attributable primarily to increases in the loan portfolio offset by a decrease in cash and cash equivalents, interest bearing time deposits, investment securities and other assets. Net loans increased $1,191,558, cash and cash equivalents decreased $376,123, interest-bearing deposits decreased $297,000, investment securities decreased $38,577 and other assets decreased $10,801.

      The increase in net loans from March 31, 1999 to December 31, 1999 was the result of increase in one-to-four family residential mortgage loans. This growth was the result of management's continued emphasis on the Bank's loan portfolio.

      The Company experienced an increase in total deposits from March 31, 1999 to December 31, 1999 of $253,952 or 5.08%. Borrowings at Federal Home Loan Bank of Chicago (FHLB) increased $300,000 and other liabilities decreased $9,393. The rate of the FHLB borrowings is 5.03% and funds were used to finance the growth in the loan portfolio.

      In a private transaction, the Company repurchased 6,325 shares at $10.50/share. The Company used 3,960 shares for the incentive plan and 2,365 shares were included as treasury stock. Total stockholders' equity decreased $79,914 from March 31, 1999 to December 31, 1999; the decrease summarized as follows:


          Stockholder's equity, March 31, 1999........................... $1,667,578
          Net Income (Loss)..............................................     29,829
          Purchase of Treasury Stock.....................................    (24,832)
          Purchase of Unearned Plan Shares...............................    (41,580)
          Earned Incentive Plan Shares...................................      1,930
          Decrease in unrealized gain on securities available for sale...    (25,461)
          Dividends Paid.................................................    (19,800)
                                                                          -----------
          Stockholders' equity, December 31, 1999........................ $ 1,587,664
                                                                          ===========

                                    RESULTS OF OPERATIONS

     NINE MONTHS COMPARISON

     Net income was $667 less in the nine months ended December 31, 1999 compared to the same period in 1998, due to an increase in employee compensation and expenses related to being a public company offset by an increase in net interest income.

      Net interest income was $45,559 higher in the nine months ended December 31, 1999 compared to the same period in 1998. Interest income was $45,475 higher, primarily due to increases in the mortgage loan portfolio. Interest expense decreased by $84 in the period ended December 31, 1999 compared to the period ended December 31, 1998.

      The provision for loan losses remained stable for the first nine months in 1999 compared to the same period in 1998. Management of the Bank believes that the allowance for loan losses is sufficient based on information currently available. No assurances can be made that future events or conditions or regulatory directives will not result in increased provisions for loan losses or additions to the Bank's allowance for loan losses which may adversely affect net income.

      Noninterest expense was $46,962 higher in the nine months ended December 31, 1999 compared to the same period in 1998. This was primarily attributable to additional expenses related to being a public company and an increase in employee compensation. The increase in employee compensation is related to the ESOP and incentive plan shares recognition.

      Income tax expense was $3,042 less in the nine months ended December 31, 1999 compared to the same period in 1998 due to a decrease in net income for the nine months ended December 31, 1999. The effective tax rate is estimated to be 24.9% in 1999 compared to 29.8% in 1998.

                             THREE MONTHS COMPARISON

      Net income was $7,720 more in the three months ended December 31, 1999 compared to the same period in 1998, due to an increase of net interest income offset by noninterest expenses related to the recognition of incentive plan shares.

      Net interest income was $10,151 higher in the three months ended December 31, 1999 compared to the same period in 1998. Interest income was $15,215 higher due primarily to increases in the mortgage loan portfolio. Interest expense increased $5,064 in the period ended December 31, 1999 compared to the period ended December 31, 1998.

      Noninterest expense was $2,294 higher in the three months ended December 31, 1999 compared to the same 1998 period primarily due to $1,930 expense related to recognition of incentive plan shares.

      Income tax expense was $816 less in the three months ended December 31, 1999 compared to the same 1998 period. The effective tax rate is estimated to be 24.4% in 1999.

      LIQUIDITY AND CAPITAL RESOURCES

      The Bank's primary sources of funds are deposits, principal and interest payments on loans and FHLB advances. While maturities and scheduled amortizations of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Federal Deposit Insurance Corporation ("FDIC"), the Company's and the Bank's primary regulator, requires the Bank to maintain minimum levels of liquid assets. Currently, the required ratio is 5%. The Bank's liquidity ratios were 15.32% and 29.63% at December 30, 1999 and March 31, 1999, respectively, well above the required minimum.

      A review of the Consolidated Statement of Cash Flows included in the accompanying financial statement shows that the Company's cash and cash equivalents ("cash") decreased $376,123 from March 31, 1999 to December 31, 1999. Cash and cash equivalent increased $292,058 from March 31, 1998 to December 31, 1998. During the first nine months of fiscal 1999, net income, interest-bearing deposits, deposits and FHLB borrowings primarily provided cash. During the nine months of fiscal 1998, the issuance of common stock and net income provided cash. Cash was primarily used in 1999 to fund mortgage loans, repurchase stock and pay dividends. In 1998 cash was primarily used to fund loans, invest in interest bearing time deposits and for deposit withdrawals.

      As of December 31, 1999, the Bank had outstanding commitments (including undisbursed loan proceeds) of $356,323. The bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit, which are scheduled to mature in one year or less from December 31, 1999, total $2.1 million. Based upon the Bank's experience, management believes that a significant portion of such deposits will remain with the Bank.

      Federally insured state-chartered banks are required to maintain minimum levels of regulatory capital. Under current FDIC regulations, insured state-chartered banks generally must maintain ( I) a ratio of Tier 1 leverage capital to total assets of at least 3.0% (4.0% to 5.0% for all but the most highly rated banks) and (II) ratio of Tier 1 capital to risk weighted assets of at least 4.0% and a ratio of total capital risk weighted assets of at least 8.0%. At December 31, 1999, the Bank was in compliance with applicable regulatory capital requirements as follows:

             Tier 1 Capital to Risk Weighted Assets               31.40%
             Tier 1 Capital to Total Assets                       15.12%
             Risk Based Capital to Risk Weighted Assets           32.30%

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

     YEAR 2000 REPORT

      The Company and its subsidiary, the Bank, completed all Phases of its Year 2000 preparedness assessment and adopted a detailed business resumption contingency plan. During the initial phase, the Bank identified those computer applications used to process information within the Bank including accounting software used for loans and deposits. Each of the companies providing these software programs assured the Bank in writing that its programs were Year 2000 compliant. In addition, the Bank contacted its principal external vendors and asked for assurance that they were adequately addressing system and software issues related to Year 2000. Each vendor responded that they were Year 2000 ready. The Bank also completed a review of its loan portfolio and determined that the Bank had no significant loss exposure in the event a borrower's business was interrupted as a result of a Year 2000 compliance problem. The Bank completed testing of all mission critical systems. The Bank took steps to educate the public about their Year 2000 preparedness. The Bank incurred total costs of less than $1,000 with respect to the Year 2000 and has not had, nor anticipates, any complications associated with the Year 2000 issue.

      Part II.  Other information

      Item l.   Legal Proceedings
                Not applicable

      Item 2.   Changes in Securities and Use of Proceeds
                Not applicable

      Item 3.   Defaults Upon Senior Securities
                Not applicable

      Item 4.   Submission of Matters to a Vote of Security Holders
                Not applicable

      Item 5.   Other Information
                Subsequent Event:  CGB&L Financial Group, Inc. Director Dale
                C. Born, 68, of Cerro Gordo, died February 6, 2000. The Company has a seven member staggered Board. Born's term was to expire in 2001. Dale became a director of the Savings Bank in 1993.

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

      Dated:  February 14, 2000        By: /s/  Maralyn F. Heckman
                                                (Authorized Signor)
                                        President (Principal Executive Officer)
                                        and Treasurer (Chief Financial Officer)