Form 10KSB
period 2000-03-31
CGB&L FINANCIAL GROUP INC
filed 2000-06-30
CIK 1063227

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the Year ended March 31, 2000
                                          ---------------

                        Commission file number 000-24793
                                              ----------

                           CGB&L FINANCIAL GROUP, INC.
                     ---------------------------------------
                 (Name of small business issuer in its charter)

                     Delaware                          37-1374123
           -----------------------------           -----------------
          (State or other jurisdiction of            (IRS Employer
           incorporation or organization)          Identification No.)

        229 E. SOUTH ST. -P.O. Box 680, Cerro Gordo, Illinois  61818-0680
        ------------------------------------------------------ ----------
        (Address of principal executive offices)               (Zip Code)

          Issuer's telephone number, including area code   (217) 763-2911
                                                           --------------

                    Securities registered under Section 12(b)
                            of the Exchange Act:  None
                                                 ------

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


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

            State issuer's revenues for its most recent fiscal year.
                                    $633,480
                                    --------

The aggregate market value of the voting stock held by non-affiliates of the Registrant, i.e., persons other than directors and executive officers of the Registrant, at May 31, 2000 was $637,380. For purposes of this determination only, directors and executive officers of the Registrant have been presumed to be affiliates. There is no active trading market in the stock. The above market value is based upon $9.00 per share, the last sales price as quoted on the Over The Counter Market for March 31, 2000. This reflects a value based solely on this last trade, but may not reflect the ongoing value of the stock.

The Registrant had 92,895 shares of Common Stock outstanding, for ownership purposes, at March 31, 2000.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

The Exhibit Index is located at pages 55-56.


                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2000 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-KSB.



                                TABLE OF CONTENTS

PART I
                                                                    PAGE

Item 1.  Description of Business . . . . . . . . . . . . . . . . . .   3

Item 2.  Description of Property . . . . . . . . . . . . . . . . . .  29

Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . .  30

Item 4.  Submission of Matters to a
          Vote of Security Holders . . . . . . . . . . . . . . . . .  30

PART II

Item 5.  Market for Common Equity and
          Related Stockholder Matters. . . . . . . . . . . . . . . .  30

Item 6.  Management's Discussion
          and Analysis or Plan of Operation. . . . . . . . . . . . .  31

Item 7.  Financial Statements. . . . . . . . . . . . . . . . . . . .  34

Item 8.  Changes In and Disagreements with Accountants
          on Accounting and Financial Disclosure . . . . . . . . . .  55

PART III

Item 9.  Directors, Executive Officers, Promoters and
          Control Persons; Compliance with Section
          16(a) of the Exchange Act. . . . . . . . . . . . . . . . .  55

Item 10. Executive Compensation. . . . . . . . . . . . . . . . . . .  55

Item 11. Security Ownership of Certain Beneficial
          Owners and Management. . . . . . . . . . . . . . . . . . .  55

Item 12. Certain Relationships and Related Transactions. . . . . . .  55

Item 13. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . .  55

         SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . .  57


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

   CGB&L's assets at March 31, 2000 consist primarily of the investment in the Building & Loan of $1,273,047, cash and cash equivalents of $164,350 and interest bearing time deposits of $100,000. CGB&L does not transact any other material business except through its subsidiary, the Building & Loan.

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

   The Building & Loan maintains one office in Cerro Gordo and provides savings accounts, certificates of deposit and mortgage loans with emphasis on one- to four-family residential mortgage loans. At March 31, 2000, the Building & Loan had total assets, liabilities, and stockholders' equity of $7,709,117, $6,436,071, and $1,273,046 respectively.

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

FINANCIAL DATA:
                                                       At March 31
                                                ------------------------
                                                   2000         1999(2)
                                                ----------     ---------
Total assets ...............................    $7,981,684     7,382,732
Cash and cash equivalents ..................       512,729       775,314
Interest-bearing time deposits .............       590,000       891,000
Investment securities available for sale ...       163,317       211,827
Loans, net .................................     6,591,500     5,390,273
Federal Home Loan Bank stock ...............        55,100        55,100
Deposits ...................................     5,265,067     4,995,294
Long-term debt .............................     1,000,000       600,000
Total Stockholders' equity .................     1,586,663     1,667,578

OPERATING DATA:                           For the Fiscal Year Ended March 31,
                                          -----------------------------------
                                                   2000        1999(2)
                                                 --------     --------
Total interest income .......................    $629,303     $573,930
Total interest expense ......................     322,918      315,124
                                                 --------     --------
Net interest income .........................     306,385      258,806
Provision for loan losses ...................          --           --
                                                 --------     --------
Net interest income after
 provision for loan loss ....................     306,385      258,608
Other income ................................       4,177        7,193
Other expenses ..............................     273,040      218,003
                                                 --------     --------
Income before income tax ....................      37,522       47,996
Income tax expense ..........................       7,414       10,625
                                                 --------     --------
Net income ..................................    $ 30,108     $ 37,371
                                                 ========     ========
OTHER DATA:
Number of real estate loans outstanding .....         209          193
Number of deposit accounts ..................         639          611


KEY OPERATING RATIOS:
The table below sets forth certain
 performance ratios of CGB&L.              For the Fiscal Year Ended March 31,
                                           -----------------------------------
                                                    2000        1999(2)
                                                  --------     --------


Return on assets (net income divided
  by average total assets) ..................        0.38%        0.52%
Return on average equity (net income
  divided by average equity) ................        1.84%        2.75%
Average equity to average assets ............       20.69%       18.81%
Interest rate spread (difference
  between average yield on interest
  earning assets and average cost of
  interest bearing liabilities) .............        2.67%        2.82%
Net interest margin (net interest
  income as a percentage of average
  interest earning assets) ..................        3.88%        3.76%
Non-interest expense to average assets ......        3.46%        3.05%
Average interest-earning assets to
  interest bearing liabilities ..............      129.90%      120.37%
Allowance for loan losses to
  total loans at end of period ..............        0.50%        0.60%
Net charge offs to average outstanding
  loans during the period ...................         N/A          N/A
Ratio of nonperforming assets
  To total assets (1) .......................        1.70%        0.78%

-----------------------------
(1) Nonperforming assets include non-accrual loans, accruing loans delinquent 90 days or more and real estate owned.
(2) On September 22, 1998, the Building & Loan converted from a state chartered mutual savings bank to a state chartered stock savings bank, therefore, 1999 reflects the Building & Loan operations for 12 months and CGB&L from September 22, 1998 through March 31, 1999.

AVERAGE BALANCE SHEET

   The following table presents the average balance sheet for CGB&L for the years ended March 31, 2000 and 1999, the interest on interest-earning assets and interest-bearing liabilities and the related average yield or cost. The average balances are derived from average monthly balances. The yields or costs are calculated by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown except where noted otherwise. The yields and costs include fees which are considered adjustments to yields.

                                              AT MARCH 31,                        YEAR ENDED MARCH 31,
                                              -----------  -----------------------------------------------------------------
                                                 2000                   2000                              1999
                                                -------    --------------------------------    -----------------------------
                                                                                    AVERAGE                          AVERAGE
                                                           AVERAGE                   YIELD/    AVERAGE                YIELD/
                                                  RATE     BAL.(5)      INT.          RATE     BAL.(5)     INT.        RATE
                                                 ------    -------     ------       -------    -------    ------     -------
                                                                            (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
 LOANS, NET (1) .............................      8.14%    $6,309     $  550       8.72%(4)   $5,615     $  507      9.03%(4)
   INT-BEARING DEPOSITS WITH
    FINANCIAL INSTITUTIONS ..................      5.81      1,332         73       5.48%       1,081         62      5.74%
  SECURITIES ................................      2.61        192          6       3.13          194          5      2.58%
                                                            ------     ------                   ------    ------
TOTAL INTEREST-EARNING ASSETS ...............      7.88      7,833        629       8.03        6,890        574      8.33%
                                                                       ------                             ------
   NON-INTEREST-EARNING ASSETS ..............                   54                                267
                                                            ------                             ------
TOTAL ASSETS ................................               $7,887                             $7,157
                                                            ======                             ======
INTEREST-BEARING LIABILITIES:
  DEPOSITS:
    SAVINGS .................................      2.50     $  398         10       2.51       $  474         14      2.96
    CERTIFICATES ............................      5.47      4,815        264       5.48        4,650        262      5.64
                                                            ------     ------                  ------     ------
    TOTAL DEPOSITS ..........................      5.28      5,213        274       5.26        5,124        276      5.39
  FHLB ADVANCES .............................      6.29        817         49       6.00          600         39      6.50
                                                            ------     ------                  ------     ------
TOTAL INTEREST-BEARING
  LIABILITIES ...............................      5.44      6,030        323       5.36        5,724        315      5.51
                                                            ------     ------                  ------     ------

NON-INTEREST-BEARING LIABILITIES ............                  225                                 87
                                                            ------                             ------
  TOTAL LIABILITIES .........................                6,255                              5,811
  STOCKHOLDERS' EQUITY ......................                1,632                              1,346
                                                            ------                             ------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY ....               $7,887                             $7,157
                                                            ======                             ======
NET INTEREST INCOME;
  INTEREST RATE SPREAD (2) ..................      2.44%               $  306       2.67%                 $  259      2.82%
                                                 ======                ======     ======                  ======    ======
NET INTEREST MARGIN (3) .....................      3.57%                            3.88%                             3.76%
                                                 ======                           ======                            ======
RATIO OF AVERAGE INT-EARNING
 ASSETS TO INT-BEARING LIABILITIES ..........    125.90%                          129.90%                           120.37%
                                                 ======                           ======                            ======

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

(4) Loan fees included in interest income were $37,199 and $26,013 for 2000 and 1999, respectively.

(5)  Average balances are based on month end balances.

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

                                           ----------------------         ----------------------
                                            Year Ended March 31,           Year Ended March 31,
                                           ----------------------         ----------------------
                                           2000      vs.     1999         1999      vs.     1998
                                           ----------------------         ----------------------
                                             Increase (Decrease)           Increase (Decrease)
                                                    Due to                        Due to
                                           ----------------------         ----------------------
                                           Volume    Rate     Net         Volume    Rate     Net
                                           ------    ----     ---         ------    ----     ---
                                               (In Thousands)                 (In Thousands)
Interest-earning assets:

  Loans, net ..........................    $ 61     ($18)    $ 43         $ 29     $ 12     $ 41

  Interest-bearing deposits with
    financial institutions ............      14       (3)      11           (7)      (2)      (9)

  Securities ..........................      --        1        1           --       --       --
                                           ----     ----     ----         ----     ----     ----

  Total change in interest income .....    $ 76     $(21)    $ 55         $ 17     $ 15     $ 32
                                           ----     ----     ----         ----     ----     ----
Interest-bearing liabilities:

  Deposits:

  Savings .............................      (2)      (2)      (4)          --       (1)      (1)

  Certificates ........................       9       (7)       2          (13)       1      (12)

  FHLB advances .......................      13       (3)      10           16        2       18
                                           ----     ----     ----         ----     ----     ----
  Total change in
    interest expense ..................      17       (9)       8            1        4        5
                                           ----     ----     ----         ----     ----     ----

Net change in net interest income .....    $ 60     ($13)    $ 47         $ 16     $ 11     $ 27
                                           ====     ====     ====         ====     ====     ====

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

   At March 31, 2000 CGB&L held $163,317 in investments securities, compared with $211,827 at March 31, 1999.

   The following table sets forth CGB&L's investment securities portfolio at carrying value at the dates indicated.

                                                    March 31,
                                  --------------------------------------------
                                           2000                   1999
                                  --------------------    --------------------
                                    Book    Percent of      Book    Percent of
                                    Value   Portfolio       Value   Portfolio
                                  --------  ----------    --------  ----------
FHLMC common stock............    $163,317     100%       $211,827     100%
                                  ========     ====       ========     ====


The FHLMC common stock had a book value and market value of $163,317 as of March 31, 2000 which was in excess of 10% of CGB&L's retained earnings at that date.

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

     LOAN PORTFOLIO COMPOSITION. Virtually all of the loan portfolio is secured by properties located in Piatt, Macon, and Moultrie counties in Central Illinois. All loans are fixed rate loans with maximum maturities of 30 years or less. The Building & Loan has historically not sold loans in the secondary mortgage market, including transactions with FHLMC or mortgage brokers. The following table sets forth the composition of the consolidated loan portfolio in dollar amounts and in percentages of the respective portfolios at the dates indicated:

                                          Amount of Loans Outstanding at
                                          ------------------------------

                                               March           March
                                             31, 2000        31, 1999
                                            -----------     -----------
Real estate
 One- to four-family residential            $ 6,361,223     $ 5,272,294

 Multi-family residential                        68,777          78,901

 Commercial                                     255,131         174,524
                                            -----------     -----------
  Total Real Estate Mortgage Loans            6,685,131       5,525,719
 Consumer (Share loans)                         124,841          67,892
                                            -----------     -----------
                                              6,809,972       5,593,611
Less:
 Undisbursed portion of loans (1)              (122,500)       (100,291)

 Deferred loan fees                             (63,272)        (70,347)
                                            -----------     -----------
   Total loans, gross                         6,624,200       5,422,973

 Allowance for loan losses                      (32,700)        (32,700)
                                            -----------     -----------
   Total loans, net                         $ 6,591,500     $ 5,390,273
                                            ===========     ===========

(1) The undisbursed portion of loans represents amounts included in gross loans that have been approved, but not disbursed to the borrower.

                                        Percentage of Loans Outstanding at
                                        ----------------------------------

                                               March           March
                                             31, 2000        31, 1999
                                            ----------      ----------
Real estate:
 One- to four-family                           93.4%            94.3%
 Multi-family residential                       1.0              1.4
 Commercial                                     3.8              3.1

Consumer (Share loans)                          1.8              1.2
                                            -------          -------
Total loans                                   100.0%           100.0%
                                            =======          =======

   ONE- TO FOUR-FAMILY RESIDENTIAL LOANS. The primary lending activity of the Building & Loan is the extension of fixed rate first mortgage residential loans ranging in terms from 15 to 30 years to enable borrowers to purchase existing one- to four-family homes or to construct new one- to four-family homes. Management believes that its policy of focusing on one- to four-family residential mortgage loans has been successful in contributing to interest income while keeping delinquencies and losses to a minimum.

   The average outstanding balance of the loans included in the Building & Loan's one- to four-family residential loan portfolio as of March 31, 2000 was approximately $30,582. Management estimates that the average size of a new single family residential first mortgage loan in its market area is approximately $45,000.

   The loan-to-value ratio of most single family first mortgage loans made by the Building & Loan is 80% or less. The maximum loan-to-value ratio is 90%. When a loan is more than 80% loan-to-value, the interest rate increases to justify the additional risk exposure. Under the Building & Loan's lending policies, the maximum loan-to-value ratio on a loan for the construction of a new single family residential home is 80%, and the maximum loan-to-value ratio on loans on two- to four-family dwellings is 80%.

   The Building & Loan requires title insurance, or an attorney's opinion as to title, and fire and casualty insurance coverage of the property securing any mortgage loan originated by the Building & Loan. All of the Building & Loan's real estate loans contain due-on-sale clauses which provide that if the mortgagor sells, conveys or alienates the property underlying the mortgage note, the Building & Loan has the right at its option to declare the note immediately due and payable without notice. The Building & Loan's practice is to enforce such due-on-sale clauses.

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

   COMMERCIAL REAL ESTATE LOANS. The Building & Loan has historically made commercial real estate loans on a limited basis as first mortgage loans. Such loans are secured by office and retail buildings. Borrowers are always established businesses with ties to the Cerro Gordo community. The loan-to-value ratio of commercial real estate first mortgage loans made by the Building & Loan is 80% or less.

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

   SHARES LOANS. Share Loans are loans to depositors of the Building & Loan which are secured by the borrowers' deposits. Under the Building & Loan's current lending policies, share loans are limited to 90% of the borrower's savings on deposit with the Building & Loan. The borrower's deposit account is flagged by the Building & Loan. These accounts are monitored to insure that the loan principal and interest balance is not more than 90% of the borrower's passbook account or certificate of deposit. The rate of interest charged on share loans is the greater of (i) the rate on direct reduction mortgage loans on personal residences, or (ii) one and one-half percent over the interest rate paid on the deposit account that is pledged as collateral.

   DELINQUENCIES. The Building & Loan's collection procedures with respect to delinquent loans include written notice and telephone contact by Building & Loan personnel. Most loan delinquencies are cured within 90 days and no legal action is taken. With respect to mortgage loans, if the delinquency exceeds 90 days, the Building & Loan institutes measures to enforce its remedies resulting from the default, including the commencement of foreclosure action or the repossession of collateral.

   NON-PERFORMING ASSETS. Non-performing assets include loans placed on non-accrual status, loans that are 90 or more days past due, troubled debt restructurings and foreclosed properties. The Building & Loan places loans that are 90 days or more past due on non-accrual status unless such loans are adequately collateralized and in the process of collection. Accrual of interest on a non-accrual loan is resumed only when all contractually past due payments are brought current and management believes that the outstanding loan principal and contractually due interest are no longer doubtful of collection. As of March 31, 2000, no loans were on non-accrual status.

   Property acquired by the Building & Loan as a result of a foreclosure, property upon which a judgement of foreclosure has been entered but for which no foreclosure sale has yet taken place and property which is in substance foreclosed are classified as foreclosed property or real estate owned. Foreclosed properties are recorded at the lower of the unpaid principal balance of the related loan or fair market value. The amount by which the recorded loan balance exceeds the fair market value at the time the property is classified as foreclosed property is charged against the allowance for loan losses. Any subsequent reduction in the carrying value of a foreclosed property, along with expenses to maintain or dispose of a foreclosed property, is charged against current earnings. As of March 31, 2000, the Building & Loan had no foreclosed properties or "real estate owned."

   The following table sets forth information with respect to the Building & Loan's non-performing assets for the periods indicated. During the periods shown, the Building & Loan had no troubled debt restructured loans within the meaning of Statement of SFAS 15.

                                                            At March 31,
                                                        --------------------
                                                          2000        1999
                                                        --------    --------
Loans accounted for on
  a non-accrual basis: .............................    $     --    $     --
Accruing loans which are contractually
 Past due 90 days or more:
   Real estate -
    One- to four-family ............................     135,705      57,415
    Multi-family ...................................          --          --
    Commercial .....................................          --          --
   Share ...........................................          --          --
                                                        --------    --------
    TOTAL ..........................................    $135,705    $ 57,415
                                                        --------    --------
Total of nonaccrual and 90 days past due loans .....    $135,705    $ 57,415

Real estate owned ..................................          --          --
Other nonperforming assets .........................    $     --          --
                                                        --------    --------
  Total nonperforming assets .......................    $135,705    $ 57,415
                                                        ========    ========

Total loans delinquent 90 days or more to net loans         2.06 %      1.07 %
Total loans delinquent 90 days or more to total assets      1.70 %       .78 %
Total nonperforming assets to total assets                  1.70 %       .78 %

   As of and during years ended March 31, 2000 and 1999 there were no impaired loans. In applying the provisions of Statement of Financial Accounting Standards
(SFAS) No. 114, the Building and Loan considers its investments in one- to four-family residential and share loans to be homogeneous and therefore excluded from separate identification for valuation of impairment. As of March 31, 2000 the Building & Loan has no loans which are not described above, but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present repayment terms.

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

   At March 31, 2000 and 1999 the aggregate amounts of the Building & Loan's classified assets and the Building & Loan's general loss allowances for the period then ended, were as follows:

                                              At March 31,
                                       ------------------------
                                         2000            1999
                                       --------        --------
Substandard assets..................   $135,705        $ 57,415
General loss allowances.............   $ 32,700        $ 32,700

   The classified assets identified in the table above at March 31, 2000 relate to four residential mortgage loans and at March 31, 1999 relate to two residential mortgage loans.

   ALLOWANCE FOR LOAN LOSSES. The Building & Loan's management evaluates the amount of its allowance for loan losses quarterly. Such evaluation includes a review of all loans for which full ability to collect may not be reasonably assured and considers among other matters, the estimated market value of the underlying collateral of problem loans, prior loss experience, economic conditions and overall portfolio quality. The Building & Loan's determination as to its classification of assets and the amount of its specific and general valuation allowances are subject to review by the Commissioner and the FDIC, either of which can require the Building & Loan to establish additional general or specific loan loss allowances. Provisions for losses are charged against earnings in the year they are established and added to the allowance. Loan losses are charged against the allowance.

   The Building & Loan established no provisions for loan losses for the years ended March 31, 2000 and March 31, 1999. At March 31, 2000, the Building & Loan had an allowance for loan losses of $32,700, or, .50%, of total loans, and 24.10% of nonperforming assets.

   Management believes that the Building & Loan's loan loss reserves were adequate at March 31, 2000. There can be no assurance, however, that the allowance for loan losses will be adequate to cover losses which may in fact be realized in the future and that additional provisions for loan losses will not be required. Any material increase in reserves or material loss for which an adequate reserve has not been established may adversely affect the Building & Loan's financial condition and earnings.

   The following table sets forth an analysis of the Building & Loan's gross allowance for possible loan losses for the periods indicated. Where specific loan loss reserves have been established, any difference between the loss reserve and the amount of loss realized has been charged or credited to current income.

                                                                 Period Ended March 31,
                                                                 ----------------------
                                                                   2000          1999
                                                                 -------       -------
Allowance at beginning of period ...........................     $32,700       $32,700
Provision for loan losses ..................................          --            --
  Total recoveries .........................................          --            --

  Total charge offs ........................................          --            --
                                                                 -------       -------
  Balance at end of period .................................     $32,700       $32,700
                                                                 =======       =======
Ratio of allowance to total loans
 outstanding at the end of the period                                .50%          .60%
Ratio of net charge offs to average
 loans outstanding during the period                                 N/A           N/A

   The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated.

                                                    At March 31,
                                -------------------------------------------------------
                                           2000                          1999
                                --------------------------   --------------------------
                                              As % of                      As % of
                                         Outstanding Loans            Outstanding Loans
                                Amount      in Category      Amount      in Category
                                -------  -----------------   -------  -----------------
Real estate - mortgage:
  One- to four- family ......   $30,850           94%        $30,850           94%
  Multi-family ..............        --           --              --           --
  Commercial ................     1,850            6%          1,850            6%
Share .......................        --           --              --           --
Unallocated .................        --           --              --           --
Total allowance for
 loan losses ................   $32,700          100%        $32,700          100%
                                =======      =======         =======      =======

DEPOSIT ACTIVITIES AND OTHER SOURCES OF FUNDS

   GENERAL. The Building & Loan's primary sources of funds for use in lending and investing and for other general purposes are deposits and proceeds from principal and interest payments on loans, investment securities and interest bearing time deposits. Contractual loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions. Borrowings may be used to compensate for reductions in the availability of funds from other sources.

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

   At March 31, 2000, the Building & Loan had one $100,000 deposit invested in a certificate account in the amount of $100,000 with a remaining maturity of 3 months or less.

   The following table shows the average amount of deposits and average rate of interest paid thereon for the years indicated.

                                     March 31, 2000          March 31, 1999
                                   -----------------       -----------------
                                     Amount    Rate          Amount    Rate
                                   ----------  -----       ----------  -----
Regular Savings Accounts           $  398,330  2.51%       $  473,674  2.96%

Fixed Rate Certificate of Deposit   4,814,978  5.48%        4,649,831  5.64%
                                   ----------  -----       ----------  -----
            Total Deposits         $5,213,308  5.26%       $5,123,505  5.39%
                                   ==========  =====       ==========  =====


RETURN ON EQUITY AND ASSETS                             2000           1999
                                                       ------         ------
Return on assets (net income divided by
  average total assets)                                 0.38%          0.52%
Return on equity (net income divided by
  average total equity)                                 1.84%          2.75%
Dividend payout ratio (dividends per
   share divided by net income per share)               0.61%          0.00%
Equity to assets ratio (average equity
   divided by average total assets)                    20.69%         18.81%


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES, LITIGATION REFORM ACT OF
1995

This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. CGB&L intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of CGB&L, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. CGB&L's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of CGB&L and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in CGB&L's market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Such statements speak only of CGB&L's views as of the date this statement was made, and they are not a guarantee of future performance. Certain factors concerning CGB&L and its business, including additional factors that could affect CGB&L's financial results, are listed below.

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

   The Building & Loan depends to a considerable degree on a limited number of key management personnel, in particular, the C.E.O., Maralyn F. Heckman and Board Secretary Michelle Shively. The loss of such personnel could adversely effect the Building and Loan's operations. CGB&L and the Building & Loan have entered into Employment Agreements with Mrs. Heckman. Management believes that the future success of CGB&L will depend in large part upon its abilities to attract and retain qualified personnel.

   The ESOP and MRP expenses planned for employee incentive, increase employee compensation expense and could affect the future earnings of the Building & Loan.

   Potential impact of changes in real estate property values could have a material effect on the Building and Loan's operations. At March 31, 2000, approximately 98.2% of the Building & Loan's net loan portfolio consisted of loans secured by real estate properties located in central Illinois. There is no assurance as to the future performance of the central Illinois real estate markets.

   Potential changes in interest rates could effect the Building & Loan's future earnings. The operations of the Building and Loan are substantially dependent on its net interest income, which is the difference between the interest income earned on its interest-earning assets and the interest expense paid on its interest-bearing liabilities. "See Business of the Building & Loan."

   Significant competition both in attracting deposits and in originating loans could be a factor to the Building & Loan's future earnings due to the low growth primary market area. Reporting requirements related to being a public company have increased expenses, effecting consolidated earnings.

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

   Like most savings institutions, the Building and Loan's earnings are affected by changes in market interest rates and other economic factors beyond its control. If an institution's interest-earning assets have longer effective maturities than its interest-bearing liabilities, the yield on the institution's interest-earning assets generally will adjust more slowly than the cost of its interest-bearing liabilities. As a result, the institution's net interest income generally would be adversely affected by material and prolonged increases in interest rates and positively affected by comparable declines in interest rates.

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

   The Building and Loan has sought to reduce the vulnerability of its operations to changes in interest rates by managing the nature and composition of its interest rate sensitive assets and liabilities. Management believes that the assumptions used by the NPV model to evaluate the vulnerability of the Building and Loan's operations to changes in interest rates approximate actual experience and considers them reasonable. Management takes into account that the interest rate sensitivity of the Building and Loan's assets and liabilities and the estimated effects of changes in interest rates on the Building and Loan's net income.

   The Building and Loan's deposits include a relatively high amount of certificates of deposit ("certificates"), which are generally higher costing and more interest-rate sensitive than "core" deposits. At March 31, 2000, $4.9 million of the Building and Loan's total deposits were comprised of certificates of which $1.7 million, or 34.7%, were scheduled to mature within one year. Certificates generally are costlier and a more volatile source of funds than savings accounts. In addition, certificates are more likely to be invested in other instruments than are savings accounts. Notwithstanding the foregoing, management believes that most of its certificates will remain at the Building and Loan upon maturity. The Building and Loan does not accept brokered deposits.

   In addition to affecting interest income and expense, changes in interest rates also would affect the value of the Building and Loan's interest-earning assets, which are comprised of fixed instruments, and the ability to realize gains from the sale of such assets if the loans were sold. The Building and Loan has always serviced all loans locally and does not have plans to sell any of the loan portfolios. As of March 31, 2000, $6.6 million or 87.9% of the Building and Loan's interest-earning assets were fixed-rate loans.

COMPETITION

   The Building & Loan faces strong competition both in attracting deposits and making real estate loans. Its most direct competition for deposits has historically come from other savings institutions, credit unions and commercial banks located in its market area including many large financial institutions that have greater financial and marketing resources available to them. As of March 31, 2000, the Building & Loan's total deposits ranked eighth out of eight commercial banks and savings associations operating in Piatt County, Illinois. In addition, during times of high interest rates, the Building & Loan has faced significant competition for investors' funds from short-term money market securities, mutual funds and other corporate and government securities. The ability of the Building & Loan to attract and retain savings deposits depends on its ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.

   The Building & Loan experiences strong competition for real estate loans principally from other savings institutions, and commercial banks. The Building & Loan competes for loans principally through the interest rates and loan fees it charges, the efficiency and quality of services it provides borrowers and the convenient location of its office. Competition may increase as a result of internet lending and the continuing reduction of restrictions on the interstate operations of financial institutions.

LIQUIDITY

   The Building and Loan's primary sources of funds are deposits, principal and interest payments on loans and FHLB advances. While maturities and scheduled amortizations of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Federal Deposit Insurance Corporation ("FDIC"), CGB&L's and the Building and Loan's primary regulator, requires the Building and Loan to maintain minimum levels of liquid assets. Currently, the required ratio is 5%. The Building and Loan's liquidity ratio was 15.16% at March 31, 2000, well above the required minimum.

   As of March 31, 2000, the Building and Loan had outstanding commitments (including undisbursed loan proceeds) of $200,500. The Building and Loan anticipates it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit, scheduled to mature in one year or less from March 31, 2000, total approximately $1.7 million. Based upon the Building and Loan's experience, management believes that a significant portion of such deposits will remain with the Building and Loan.

PERSONNEL

   As of March 31, 2000, the Building & Loan had a total of 4 full-time employees. The Building & Loan's employees are not represented by a union or collective bargaining group. The Building & Loan considers its relationship with its employees to be satisfactory.

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

   Federal and state laws and regulations generally applicable to financial institutions and their holding companies regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to CGB&L and the Building & Loan establishes a comprehensive framework for their operations and is intended primarily for the protection of the FDIC's deposit insurance funds and the depositors of the Building & Loan, rather than the stockholders of the CGB&L.

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

   FDIC-insured institutions are required to follow certain capital adequacy guidelines which prescribe minimum levels of capital and require that institutions meet certain risk-based and leverage capital requirements. FDIC-insured institutions in the strongest financial and managerial condition (those not experiencing significant growth, with well-diversified risks, excellent asset quality, gross earnings and a composite rating of "1" under the Uniform Financial Institutions Rating System) are required to maintain "Tier 1 capital" to total assets of 3% (the "leverage capital requirement). For all other FDIC-insured institutions, the minimum leverage limit requirement is a ratio of tier 1 capital to total assets of 4%. Tier 1 capital is defined to include the sum of common stockholders' equity, noncumulative perpetual stock (including any related surplus), and minority interests in consolidated subsidiaries, minus all intangible assets (other than qualifying servicing rights, qualifying purchased credit-card relationships and qualifying supervisory goodwill), certain identified losses (as defined in the FDIC's regulations) and investments in certain subsidiaries.

   FDIC-insured institutions also are required to adhere to certain risk-based capital guidelines which are designed to provide a measure of capital more sensitive to the risk profiles of individual banks. Under the risk-based capital guidelines, capital is divided into two tiers: core Tier 1)capital, as defined above, and supplementary (Tier 2) capital. Tier 2 capital that may be recognized for risk-based capital purposes is limited to 100% of core capital and includes cumulative perpetual preferred stock, perpetual preferred stock for which the dividend rate is reset periodically based on current credit standing, regardless of whether dividends are cumulative or noncumulative, mandatory convertible securities, subordinated debt, intermediate preferred stock and the allowance for possible loan and lease losses. The allowance for possible loan and lease losses includable in Tier 2 capital is limited to a maximum of 1.25% of risk-weighted assets.

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

   FDIC insured institutions must maintain Tier 1 capital of not less than 4% of risk-weighted assets and total capital of not less than 8% of risk-weighted assets. At March 31, 2000, the Building and Loan was in compliance with applicable regulatory capital requirements as follows:

          Tier 1 Capital to Average Assets                 14.61%
          Tier 1 Capital to Risk Weighted Assets           31.85%
          Risk Based Capital to Risk Weighted Assets       32.75%

   DIVIDENDS. Under the ISBA, dividends may only be declared when the total capital of the Building & Loan is greater that that required by Illinois law. Dividends may be paid by the Building & Loan out of its net profits (i.e., earnings from current operations, plus actual recoveries on loans, investments and other assets, after deducting all current expenses, including dividends or interest on deposits, additions to reserves as required by the Commissioner, actual losses, accrued dividends on preferred stock, if any, and all state and federal taxes). The written approval of the Commissioner must be obtained, however, before a savings bank having total capital of less than 6% of total assets may declare dividends in any calendar year in an amount in excess of 50% of its net profits for that calendar year. A Building & Loan may not declare dividends in excess of its net profits in any year without the approval of the Commissioner. In addition, before declaring a dividend on its capital stock, the Building & Loan must transfer no less than 10% of its net profits of the preceding half year in the case of quarterly of semi-annual dividends, or not less than 10% of the net profits for the preceding two half periods in the case of annual dividends to its paid-in surplus until it shall have paid in surplus equal to its capital stock. Finally, the Building & Loan will be unable to pay dividends in an amount which would reduce its capital below the greater (i) the amount required by the FDIC, (ii) the amount required by the Commissioner or
(iii) the amount required for the liquidation account established by the Building & Loan in connection with the Conversion. The Commissioner and the FDIC also have the authority to prohibit the payment of any dividends by the Building & Loan if the Commissioner or the FDIC determines that the distribution would constitute an unsafe or unsound practice. For the calendar year ended March 31, 2000, the Building & Loan's net profits were $61,110, and the Building & Loan could have paid dividends totaling $61,110 without the written approval of the Commissioner and continued to maintain compliance with its capital requirements.

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

   TRANSACTIONS WITH AFFILIATES. Under current federal law, transactions between depository institutions and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings bank is any company or entity that controls, is controlled by, or is under common control with the savings bank, other than a subsidiary. In a holding company context, at a minimum, the parent holding company of a savings bank and any companies which are controlled by such parent holding companies are affiliates of the savings bank. Generally, Section 23A limits the extent to which the Building & Loan or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of the Building and Loan's capital stock and surplus, and contains an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. The term "covered transactions" includes the making of loans or other extensions of credit to an affiliate; the purchase of assets from an affiliate; the purchase of, or an investment in, the securities of an affiliate; the acceptance of securities of an affiliate as collateral for a loan or extension of credit to any person; or issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate. Section 23A also establishes specific collateral requirements for loans or extensions of credit to, or guarantees, acceptances on letters of credit issued on behalf of an affiliate. Section 23B requires that covered transactions and a broad list of other specified transactions be on terms substantially the same, or no less favorable, to the savings bank or its subsidiary as similar transactions with non-affiliates. In the absence of similar transactions, the terms must be those which, in good faith, would be offered to those who are not affiliates.

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

   FICO BOND PAYMENTS. The DIFA also amended the Federal Home Loan Bank Act to impose the assessment for the payment of the FICO Bonds against both SAIF and BIF deposits beginning in 1997. As of January 1, 1997, BIF deposits are assessed for FICO payments at 20% of the rate assessed on SAIF deposits. The FICO assessment rate on BIF and SAIF deposits will be the same beginning on the earlier of January 1, 2000 or the date the BIF and SAIF are merged.

   FEDERAL RESERVE SYSTEM. The Federal Reserve Board regulations require depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations currently require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $44.35 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts greater than $44.3 million, the reserve requirement is $1.329 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $44.3 million. The first $4.9 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce the Building and Loan's interest-earning assets. Federal Home Loan Bank ("FHLB") System members are also authorized to borrow from the Federal Reserve "discount window," but Federal Reserve Board regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

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

   FEDERAL HOME LOAN BANK SYSTEM. The Building & Loan is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Building & Loan, as a member of the FHLB of Chicago, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) for the FHLB of Chicago, whichever is greater. The Building & Loan was in compliance with this requirement with an investment in FHLB of Chicago stock at March 31, 2000, of $55,100. FHLB advances must be secured by specified types of collateral and all long-term advances may be obtained only for the purpose of providing funds for residential housing financing. At March 31, 2000, the Building & Loan had $1 million in FHLB advances.

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

   The BHCA requires prior Federal Reserve Board approval for, among other things, the acquisition by a bank holding company of direct or indirect ownership or control of more than five percent of the voting shares or substantially all the assets of any bank or bank holding company, or for a merger or consolidation of a bank holding company with another bank holding company. With certain exceptions, the BHCA prohibits a bank holding company from acquiring direct or indirect ownership or control of voting shares of any company which is not a bank or a bank holding company and from engaging directly or indirectly in any activity other than banking or managing or controlling banks or performing services for its authorized subsidiaries. A bank holding company may, however, engage in or acquire an interest in a company that engages in activities that the Federal Reserve Board has determined by regulation or order to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

   A bank holding company is a legal entity separate and distinct from its subsidiary bank or banks. Normally, the major source of a holding company's revenue is dividends a holding company receives from its subsidiary banks. The right of a bank holding company to participate as a stockholder in any distribution of assets of its subsidiary banks upon their liquidation or reorganization or otherwise is subject to the prior claims of creditors of such subsidiary banks. The subsidiary banks are subject to claims by creditors for long- and short-term debt obligations, including substantial obligations for federal funds purchased and securities sold under repurchase agreements, as well as deposit liabilities. Under the Financial Institutions Reform, Recovery and Enforcement Act of 1989, in the event of a loss suffered by the FDIC in connection with a banking subsidiary of a bank holding company (whether due to a default or the provision of FDIC assistance), other banking subsidiaries of the holding company could be assessed for such loss.

   Federal laws limit the transfer of funds by a subsidiary bank to its holding company in the form of loans or extensions of credit, investments or purchase of assets. "See The Building & Loan - Transactions with Affiliates".

   The Federal Reserve Board has adopted risk-based capital standards to assist in evaluating bank holding company capital adequacy. For purposes of risk-based capital standards, capital is broken into "core capital elements" (Tier 1 capital) and supplementary capital elements" (Tier 2 capital).

   A bank holding company's Tier 1 capital generally consists of common stockholder's equity, noncumulative perpetual preferred stock (including any related surplus); and minority interest in the common equity accounts of consolidated subsidiaries offset by goodwill and certain other intangible assets. A bank holding company's Tier 2 capital generally consists of allowance for loan and lease losses (subject to certain limitations), perpetual preferred stock and related surplus (subject to certain conditions, hybrid capital instruments, perpetual debt and mandatory convertible debt securities, term subordinated debt, and intermediate-term preferred stock.

   The Federal Reserve Board's capital standards require a minimum ratio of qualifying total capital (i.e., Tier 1 plus Tier 2 capital) to weighted risk assets of 8%, of which at least half should be in the form of Tier 1 capital. In addition, the maximum amount of supplementary (i.e., Tier 2) capital that can be counted toward the 8% standard is limited to 100% of a holding company's Tier 1 capital.

   The Federal Reserve Board has adopted a minimum ratio of Tier 1 capital to total assets of 3% (the "Tier 1 Leverage Ratio") for strong bank holding companies (those rated "1" under the BOPEC rating system for bank holding companies) and for holding companies that have implemented risk-based capital measures for market risk. For all other bank holding companies, the minimum Tier 1 Leverage Ratio is 4%. The Federal Reserve Board expects bank holding companies with supervisory, financial, operational, or managerial weakness and those anticipating or experiencing significant growth to maintain capital ratios well above the minimum level.

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

   Branches acquired in a host state by both out-of-state state-chartered and national banks will be subject to community reinvestment, consumer protection, fair lending and interstate branching laws of the host state to the same extent as branches of a national bank having its main office in the host state. Among other things, the Riegle-Neal Act also preserves state taxation authority, prohibits the operation by out-of-state banks of interstate branches as deposit production offices, imposes additional notice requirements upon interstate banks proposing to close branch offices in a low or moderate-income area, and creates new Community Reinvestment Act evaluation requirements for interstate depository institutions.

RECENT DEVELOPMENTS

   On November 12, 1999, President Clinton signed legislation that will allow bank holding companies to engage in a wider range of non-banking activities than has been permitted up to now, including securities and insurance activities. Under the Gramm-Leach-Bliley Act, a bank holding company that elects to become a "financial holding company" may engage in any activity that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines is (1) financial in nature or incidental thereto, or (ii) complementary to any such financial-in-nature activity, provided that such complementary activity does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. A bank holding company may elect to become a financial holding company only if each of its depository institution subsidiaries is well-capitalized, well-managed, and has a Community Reinvestment Act rating of "satisfactory" or better at its most recent examination.

   This new law specifies many activities that are financial in nature, including lending, exchanging, transferring, investing for pothers, or safeguarding money or securities; underwriting and selling insurance; providing financial, investment or economic advisory services; underwriting, dealing in, or \making a market in securities; and those activities currently permitted for bank holding companies that are so closely related to banking, or managing or controlling banks, as to be a proper incident thereto.

   The Gramm-Leach-Bliley Act effects many other changes to federal law applicable to Community Investment Group and the Bank. Among the changes are provisions for streamlined bank holding company supervision; further definition of the boundaries of state and federal regulatory authority over banking, securities, and insurance activities carried on through the financial holding company framework; and requirements that financial institutions take steps to protect customers' nonpublic personal information" and establish and disclose to customers the institution's policies and practices with respect to such disclosures.

   The Gramm-Leach-Bliley Act requires the promulgation of new regulations, several of which are expected in the twelve months following passage of the law. At present, we are unable to predict the full impact the Gramm-Leach-Bliley Act will have on the Bank and their affiliates.

IMPACT OF NEW ACCOUNTING STANDARDS

   During 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement requires companies to record derivatives on the balance sheet at their fair value. Statement No. 137 amended the effective date of Statement No. 133 to fiscal years beginning after June 15, 2000. The new Statement applies to all entities. This Statement may not be applied retroactively to financial statements of prior periods. The adoption of the Statement will have no material impact on the Corporation's financial condition or result of operations.

ITEM 2.   DESCRIPTION OF PROPERTY.

    The Building & Loan conducts its business through its sole office at 229 E. South Street, Cerro Gordo, Illinois 61818. The institution moved to this office in 1963. It consists of the first floor of a two-story, brick building. At March 31, 2000, the net book value of the Building & Loan's premises and equipment was $16,526. The Building & Loan believes that its facilities are adequate for its current needs and those of the foreseeable future. The property is not subject to any encumbrances and is adequately covered by insurance.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   During the quarter ended March 31, 2000, no matters were submitted to a vote of security holders through a solicitation of proxies or otherwise.

                                   PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

   The following table shows, for the indicated periods, the range of prices per share of CGB&L's common stock in the over-the-counter market of which CGB&L is aware. This information was obtained from Trident Securities, Inc. As to the bid of 10.5, this information is based on a private transaction between CGB&L and a shareholder.

   Except for the 10.5 bid, which was not over the counter, these quotations represent inter-dealer prices without retail mark-ups, mark-downs or commissions and do not necessarily represent actual stock transactions. For the period after June 30, 1999, there were no high or low bids over the counter. At this time, there is no active trading market in the stock.

   CGB&L's common stock was first issued on September 28, 1998 at a price to the public of $10 per share.

                                Bid price               Dividend paid
                            High         Low
                            ----         ----           -------------
09/28/1998 - 12/31/1998     11           10                  --
01/01/1999 - 03/31/1999     11           11                  --
04/01/1999 - 06/30/1999     11            9                 .10
07/01/1999 - 09/30/1999     --           --                  --
10/31/1999 - 12/31/1999     10.5         10.5               .10
01/01/2000 - 03/31/2000     --           --                  --

   At March 31, 2000, there were approximately 90 holders of record of CGB&L's common stock.

   The Board of Directors has the authority to declare dividends, subject to statutory and regulatory requirements. The Board of Directors paid semi-annual cash dividends of $.10 per share on May 11, 1999 to stockholders of record as of April 27, 1999, again on November 10, 1999 to stockholders of record as of October 26, 1999 and again on May 11, 2000 to stockholders of record as of April 27, 2000. Declarations of dividends and the amount of any declared dividends are subject to the discretion of the Board of Directors, and depend upon a number of factors, including, without limitation, investment opportunities available to CGB&L, capital requirements, regulatory limitations, CGB&L's financial condition and results of operations. When dividends are declared, CGB&L probably will be largely dependent upon dividends from the Building & Loan for funds to pay common stock dividends.
The Federal Reserve Board has issued a policy statement on the payment of cash dividends by Building & Loan holding companies. In the policy statement, the Federal Reserve Board expressed its view that a bank holding company experiencing earnings weaknesses should not pay cash dividends exceeding its net income or which could only be funded in ways that weakened the bank holding company's financial health, such as by borrowing. The Federal Reserve Board additionally possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations.

   Among these powers is the ability to prescribe the payment of dividends by banks and bank holding companies. In addition to the restrictions on dividends imposed by the Federal Reserve Board, the Delaware General Corporation Law would allow CGB&L to pay dividends only out of its surplus, or if CGB&L has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Under the ISBA and the regulations of the Commissioner, dividends may be paid by the CGB&L out of its net profits (i.e., earnings from current operations, investments and other assets plus actual recoveries on loan, net or current expenses including dividends or interest on deposits, additions to reserves as required by the Commissioner, actual losses, accrued dividends on preferred stock, if any and all state and federal taxes). The written approval of the Commissioner must be obtained, however, before CGB&L may declare dividends in any calendar year in an amount in excess of 50% of its net profits for that calendar year. Additionally, CGB&L will be unable to pay dividends in an amount which would reduce its capital below the greater of the amount required (i) by the FDIC or (ii) for the liquidation account established by the CGB&L in connection with its conversion to the stock form of organization. The Commissioner and the FDIC also have the authority to prohibit dividend payment by CGB&L if either body determines that the distribution would constitute an unsafe or unsound practice.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2000 AND MARCH 31, 1999.

   Total assets increased $598,952 from $7,382,732 at March 31, 1999 to $7,981,684 at March 31, 2000 or 8.1% compared to a 6.5% increase in the year ending March 31, 1999. This increase was attributable primarily to the $1,201,227 increase in the loan portfolio from $5,390,273 at March 31, 1999 to $6,591,500 at March 31, 2000 offset by a $262,390 decrease in cash and cash equivalents from $287,458 at March 31, 1999 to $25,068 at March 31, 2000 and a $301,000 decrease in interest-bearing time deposits from $891,000 to $590,000 for the same period.

   The $48,510 decrease in investment securities from March 31, 1999 to March 31, 2000 was the result of a decrease in the market value of the Federal Home Loan Mortgage Corporation ("FHLMC") stock. The FHLMC stock value at March 31, 1999 was $211,827 compared to $163,317 at March 31, 2000. The FHLMC stock is the sole investment security held by the Building & Loan.

   The $1,201,227 increase in net loans from March 31, 1999 to March 31, 2000 was the result primarily of one- to four-family loan originations. This 22.3% increase in loans was primarily due to aggressively pursuing this category of loan with new and varied loan products and publishing mortgage rates weekly. For owner occupied residential fixed rate mortgages, the Building and Loan extended the maximum maturity from 20 years to 30 years, increased maximum loan-to-value from 80% to 90% and loan fee points are no longer collected.

   Interest bearing deposits increased $269,773 or 5.4% from $4,995,294 at March 31, 1999 to $5,265,067 at March 31, 2000. Long-term debt at the Federal Home Loan Bank of Chicago increased a total of $400,000 for the same period, from $600,000 to $1,000,000. The funds generated from new deposits and proceeds from long term debt were used primarily to fund the mortgage loan portfolio.

   Equity received from contributions to the Employee Stock Ownership Plan
(ESOP) was $20,278 at March 31, 2000 compared to $8,375 at March 31, 1999. This $11,903 increase represents the fair value of shares released during four quarters in fiscal year 2000 as compared to three quarters in fiscal year 1999.

   The stock-based compensation incentive plan adopted during fiscal year 2000 covers directors and key employees. The incentive plan was authorized to acquire and grant 3,960 shares of CGB&L's common stock. All 3,960 shares authorized were granted in October 1999. The shares were purchased in fiscal year 2000. Participants in the incentive plan vest over five years. The incentive stock option plan grants directors and key employees stock option awards that vest pro rata over five years and become fully exercisable at the end of 5 years of continued employment. The plan includes a provision for accelerated vesting based on certain conditions, which includes the death of any participants.

   Total stockholders' equity decreased $80,915 from March 31, 1999 to March 31, 2000; the decrease summarized as follows:

   Stockholders' equity, March 31, 1999 ..........................   $1,667,578
   Net income ....................................................       30,108
   Decrease in unrealized gain on securities available for sale ..      (32,017)
   Cash Dividends ................................................      (18,384)
   Incentive plan shares acquired ................................      (41,580)
   Incentive plan shares earned ..................................        5,791
   Purchase of treasury stock ....................................      (24,833)
                                                                     ----------
 Total Stockholder's equity, March 31, 2000 ......................   $1,586,663
                                                                     ==========

COMPARISON OF OPERATING RESULTS FOR THE FISCAL YEARS ENDED MARCH 31, 2000 AND MARCH 31, 1999.

   CGB&L's net income was $30,108 for fiscal year ended March 31, 2000 compared to $37,371 for the comparative period ending March 31, 1999. The
19.4% decrease in earnings of $7,263 is primarily attributable to an increase in added expenses related to reporting as a public company and an increase in salaries and employee benefit expense offset by higher net interest income.

   Net interest income increased to $306,385 in fiscal year ended March 31, 2000 compared to $258,806 for the same period in 1999. The increase of $47,579 is due to an increase in average loans that were financed by the increase in deposits and borrowings from the Federal Home Loan Bank during fiscal year ending March 31, 2000. The decrease of $2,333 in interest expense on deposits from $276,434 to $274,101 was due to a slight decrease in average rate paid on certificates of deposit during fiscal year ending March 31, 2000. Interest expense on Federal Home Loan Bank borrowings increased from $38,690 to $48,817, a total of $10,127 due to the higher average balance of Federal Home Loan Bank borrowings during fiscal year ended March 31, 2000.

   The provision for loan loss expense was $0 for the 2000 and 1999 fiscal years. Building & Loan management believes the allowance for loan loss is sufficient based on information currently available. No assurances can be made that future events, conditions or regulatory directives will not result in increased provisions for loan losses or additions to the Building & Loan's allowance for loan losses which may adversely affect net income. Non-performing assets at fiscal year ended March 31, 2000 increased to $135,705 (four loans )from $57,415 (two loans) at March 31, 1999. These loans were each three payments delinquent when classified, all have sufficient collateral and the Building and Loan anticipates no collection problems.

   Total other expense increased from $218,003 to $273,040 for a total of $55,037 or 25.2% for fiscal year ending March 31, 2000 compared to the same period of 1999. This change is due to an increase in employee compensation and other expenses related to reporting as a public company, including stock transfer services, required reporting to the Securities and Exchange Commission, professional advice from attorneys and accountants, and printing the annual report and proxy statements. Employee compensation expense increased due to ESOP expense of $11,903 for the fiscal year ending March 31, 2000 compared to $8,375 during the same period of 1999. Employee compensation expense also increased by $5,791 due to recognition of the incentive plan shares earned during the period. Other expenses related to reporting as a public company were $50,307 for fiscal year ended March 31, 2000 compared to $13,931 for the period from September 28, 1998 to March 31, 1999 for a total increase of $36,376.

   Total income tax expense was $7,414 for the year ended March 31, 2000 compared to $10,625 for the same period in 1999, reflecting the decrease in earnings. The effective tax rate was 19.8% in 2000 compared to 22.1% in 1999.

ITEM 7.   FINANCIAL STATEMENTS

                   CGB&L FINANCIAL GROUP, INC. AND SUBSIDIARY
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999

Independent Auditor's Report..................................................35

Consolidated Balance Sheet....................................................36

Consolidated Statement of Income..............................................37

Consolidated Statement of Stockholder's Equity................................38

Consolidated Statement of Cash Flows..........................................39

Notes to consolidated Financial Statements....................................40

[LOGO] OLIVE



                          INDEPENDENT AUDITOR'S REPORT



To the Stockholders and
Board of Directors
CGB&L Financial Group, Inc. and Subsidiary
Cerro Gordo, Illinois


We have audited the accompanying consolidated balance sheet of CGB&L Financial Group, Inc. and subsidiary as of March 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements described above present fairly, in all material respects, the consolidated financial position of CGB&L Financial Group, Inc. and subsidiary as of March 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



/s/ Olive LLP

Decatur, Illinois
April 20, 2000

                   CGB&L FINANCIAL GROUP, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET


MARCH 31                                                                  2000             1999
-----------------------------------------------------------------------------------------------------
ASSETS
   Cash and due from banks                                            $    25,068      $   287,458
   Interest-bearing demand deposits                                       487,661          487,856
                                                                   ----------------------------------
         Cash and cash equivalents                                        512,729          775,314

   Interest-bearing deposits                                              590,000          891,000
   Investment securities available for sale                               163,317          211,827
   Loans, net of allowance for loan losses of $32,700                   6,591,500        5,390,273
   Premises and equipment                                                  16,526           16,193
   Federal Home Loan Bank stock                                            55,100           55,100
   Other assets                                                            52,512           43,025
                                                                   ----------------------------------

         Total assets                                                 $ 7,981,684      $ 7,382,732
                                                                   ==================================

LIABILITIES
   Interest-bearing deposits                                          $ 5,265,067      $ 4,995,294
   Long-term debt                                                       1,000,000          600,000
   Other liabilities                                                      109,676          111,485
                                                                   ----------------------------------
         Total liabilities                                              6,374,743        5,706,779
                                                                   ----------------------------------

COMMITMENTS AND CONTINGENT LIABILITIES

EQUITY RECEIVED FROM CONTRIBUTIONS TO THE ESOP                             20,278            8,375
                                                                   ----------------------------------
STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value
     Authorized and unissued -- 100,000
   Common stock, $.01 par value
     Authorized -- 900,000 shares
     Issued -- 99,000 shares, less ESOP shares of 5,939 and 7,127             911              911
   Additional paid-in capital                                             618,747          619,193
   Retained earnings                                                      921,780          910,056
   Accumulated other comprehensive income                                 105,401          137,418
                                                                   ----------------------------------
                                                                        1,646,839        1,667,578
   Less:
   Unearned incentive plan shares -- 3,366 and 0 shares                   (35,343)
   Treasury stock, at cost -- 2,365 and 0 shares                          (24,833)
                                                                   ----------------------------------
         Total stockholders' equity                                     1,586,663        1,667,578
                                                                   ----------------------------------

         Total liabilities and stockholders' equity                   $ 7,981,684      $ 7,382,732
                                                                   ==================================

See notes to consolidated financial statements.

                   CGB&L FINANCIAL GROUP, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENT OF INCOME


YEAR ENDED MARCH 31                                        2000          1999
----------------------------------------------------------------------------------
INTEREST INCOME
   Loans receivable                                     $ 550,033     $ 507,134
   Investment securities                                    6,088         5,386
   Interest bearing deposits                               73,182        61,410
                                                     -----------------------------
         Total interest income                            629,303       573,930

INTEREST EXPENSE
   Deposits                                               274,101       276,434
   FHLB borrowing                                          48,817        38,690
                                                     -----------------------------
         Total interest expense                           322,918       315,124
                                                     -----------------------------

NET INTEREST INCOME                                       306,385       258,806
   Provision for loan losses
                                                     -----------------------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES       306,385       258,806
                                                     -----------------------------

OTHER INCOME                                                4,177         7,193
                                                     -----------------------------

OTHER EXPENSE
   Salaries and employee benefits                         174,126       160,010
   Net occupancy and equipment expenses                     8,730         4,321
   Deposit insurance expense                                2,519         3,172
   Insurance expense                                        5,052         4,965
   Other expenses                                          82,613        45,535
                                                     -----------------------------
         Total other expense                              273,040       218,003
                                                     -----------------------------

INCOME BEFORE INCOME TAX                                   37,522        47,996
   Income tax expense                                       7,414        10,625
                                                     -----------------------------

NET INCOME                                              $  30,108     $  37,371
                                                     =============================

BASIC EARNINGS PER SHARE                                $    0.33           N/A
                                                     =============================

DILUTED EARNINGS PER SHARE                              $    0.33           N/A
                                                     =============================

See notes to consolidated financial statements.

                   CGB&L FINANCIAL GROUP, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                    ACCUMULATED
                                              ADDITIONAL                               OTHER      UNEARNED
                                      COMMON   PAID-IN    COMPREHENSIVE  RETAINED  COMPREHENSIVE  INCENTIVE   TREASURY
                                      STOCK    CAPITAL       INCOME      EARNINGS      INCOME    PLAN SHARES    STOCK       TOTAL
------------------------------------------------------------------------------------------------------------------------------------
BALANCES, APRIL 1, 1998                                                  $872,685     $113,329                           $  986,014
   Comprehensive income
     Net income                                             $ 37,371       37,371                                            37,371
     Other comprehensive income, net
       of tax
       Unrealized gains on securities                         24,089                    24,089                               24,089
                                                           ----------
   Comprehensive income                                     $ 61,460
                                                           ==========
   Issuance of common stock           $990     $698,304                                                                     699,294
   Employee stock ownership plan
     shares acquired                   (79)     (79,111)                                                                    (79,190)
                                      ------------------                 -----------------------------------------------------------

BALANCES, MARCH 31, 1999               911      619,193                   910,056      137,418                            1,667,578
   Comprehensive loss
     Net income                                             $ 30,108       30,108                                            30,108
     Other comprehensive income, net
       of tax
       Unrealized losses on securities                       (32,017)                  (32,017)                             (32,017)
                                                           ----------
   Comprehensive loss                                       $ (1,909)
                                                           ==========
   Cash dividends ($.20 per share)                                        (18,384)                                          (18,384)
   Incentive plan shares acquired                                                                  $(41,580)                (41,580)
   Incentive plan shares earned                    (446)                                              6,237                   5,791
   Purchase of treasury stock                                                                                 $(24,833)     (24,833)
                                      ------------------                 -----------------------------------------------------------

BALANCES, MARCH 31, 2000              $911     $618,747                  $921,780     $105,401     $(35,343)  $(24,833)  $1,586,663
                                      ==================                 ===========================================================

See notes to consolidated financial statements.

                   CGB&L FINANCIAL GROUP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS


YEAR ENDED MARCH 31                                                                  2000               1999
---------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net income                                                                    $    30,108         $  37,371
   Adjustments to reconcile net income to net cash
     provided by operating activities
     Depreciation                                                                      1,344             1,344
     Deferred income tax expense                                                       2,829             1,546
     Compensation expense related to employee stock ownership plan and
       incentive plan                                                                 17,694             8,375
     Change in
       Other liabilities                                                              11,855            (1,130)
       Other assets                                                                   (9,487)           13,667
                                                                               ---------------------------------
         Net cash provided by operating activities                                    54,343            61,173
                                                                               ---------------------------------

INVESTING ACTIVITIES
   Net change in interest-bearing deposits                                           301,000          (301,000)
   Net change in loans                                                            (1,201,227)          135,916
   Purchase of premises and equipment                                                 (1,677)           (1,811)
   Purchase of FHLB stock                                                                               (8,900)
                                                                               ---------------------------------
         Net cash used by investing activities                                      (901,904)         (175,795)
                                                                               ---------------------------------

FINANCING ACTIVITIES
   Net change in
     Savings deposits                                                                (48,165)          (81,190)
     Certificates of deposit                                                         317,938          (173,823)
   Proceeds from long-term debt                                                      400,000
   Cash dividends                                                                    (18,384)
   Purchase of stock for incentive plan                                              (41,580)
   Purchase of treasury stock                                                        (24,833)
   Issuance of common stock, net of offering costs                                                     620,104
                                                                               ---------------------------------
         Net cash provided by financing activities                                   584,976           365,091
                                                                               ---------------------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                             (262,585)          250,469

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                         775,314           524,845
                                                                               ---------------------------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                           $   512,729         $ 775,314
                                                                               =================================

ADDITIONAL CASH FLOWS INFORMATION
   Interest paid                                                                 $   316,458         $ 317,301
   Income tax paid                                                                    10,264             6,631

See notes to consolidated financial statements.

                   CGB&L FINANCIAL GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of CGB&L Financial Group, Inc. (Company) and its wholly owned subsidiary Cerro Gordo Building and Loan, s.b. (Bank) conform to generally accepted accounting principles and reporting practices followed by the thrift industry. The more significant of the policies are described below.

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

LOANS are carried at the principal amount outstanding. Interest income is accrued on the principal balances of loans. The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed when considered uncollectible. Interest income is subsequently recognized only to the extent cash payments are received. In applying the provisions of Statement of Financial Accounting Standards (SFAS) No. 114, the Company considers its investments in one-to-four family residential and share loans to be homogeneous and therefore excluded from separate identification for valuation of impairment. Certain loan fees and direct costs are being deferred and amortized as an adjustment of yield on the loans. Escrow accounts for borrowers are not maintained, but rather tax and insurance payments are charged to the mortgage loan balance. Monthly payments are allocated first to interest income with the remainder credited to the unpaid balance of the loan.

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

The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. Management believes that as of March 31, 2000, the allowance for loan losses is adequate based on information currently available. A worsening or protracted economic decline in the area within which the Bank operates would increase the likelihood of additional losses due to credit and market risks and could create the need for additional loss reserves.

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

TREASURY STOCK is stated at cost. Cost is determined by the first-in, first-out method.

INCOME TAX in the consolidated statement of income includes deferred income tax provisions or benefits for all significant temporary differences in recognizing income and expenses for financial reporting and income tax purposes. The Company files consolidated income tax returns with its subsidiary.

INCENTIVE PLAN -- The Company accounts for its stock award program or incentive plan in accordance with Accounting Principals Board Opinion (APB) No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. The aggregate purchase price of all shares owned by the incentive plan is reflected as a reduction of stockholders' equity. Compensation expense is based on the market price of the Company's stock on the date the shares are granted and is recorded over the vesting period. The differences between the aggregate purchase price and the fair value on the date granted of the shares is recorded as an adjustment to paid-in capital.

EMPLOYEE STOCK OWNERSHIP PLAN -- The Company accounts for its employee stock ownership plan (ESOP) in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position 93-6. Compensation expense is recorded based on the fair value of the shares as they are committed to be released for allocation to participant accounts. The allocated shares are included in the mezzanine as equity received from contributions to the ESOP and are adjusted based on the changes in market value.

EARNINGS PER SHARE -- Basic earnings per share have been computed based upon the weighted average common shares outstanding during each year. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Earnings per share for 1999 are not meaningful due to the Bank's conversion to a stock savings bank on September 22, 1998.

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


NOTE 3 -- INVESTMENT SECURITIES AVAILABLE FOR SALE

                                                              2000
                                 ----------------------------------------------------------
                                                     GROSS          GROSS
                                                  UNREALIZED      UNREALIZED      FAIR
MARCH 31                             COST            GAINS          LOSSES       VALUE
-------------------------------------------------------------------------------------------
Federal Home Loan Mortgage
   Corporation common stock         $3,619         $159,698           $0        $163,317
                                 =========================================================


                                                               1999
                                 ----------------------------------------------------------
                                                     GROSS          GROSS
                                                  UNREALIZED      UNREALIZED      FAIR
MARCH 31                             COST            GAINS          LOSSES       VALUE
-------------------------------------------------------------------------------------------

Federal Home Loan Mortgage
   Corporation common stock         $3,619         $208,208           $0        $211,827
                                 ==========================================================


There were no pledged securities at March 31, 2000 or 1999.

There were no sales of securities available for sale during 2000 or 1999.

The Company's investment in the Federal Home Loan Mortgage Corporation Common Stock exceeded 10% of stockholders' equity at March 31, 2000. The Company did not hold any other securities of a single issuer, payable from and secured by the same source of revenue of taxing authority, the book value of which exceeded 10% of stockholders' equity at March 31, 2000.

CGB&L FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 -- LOANS AND ALLOWANCE

MARCH 31                                     2000              1999
------------------------------------------------------------------------

Real estate mortgage loans
   One-to-four family                     $6,361,223        $5,272,294
   Multi-family                               68,777            78,901
   Commercial                                255,131           174,524
Share loans                                  124,841            67,892
                                       ---------------------------------
                                           6,809,972         5,593,611
Less
   Undisbursed portion of loans             (122,500)         (100,291)
   Deferred loan fees                        (63,272)          (70,347)
   Allowance for loan losses                 (32,700)          (32,700)
                                       ---------------------------------

         Total loans                      $6,591,500        $5,390,273
                                       =================================


There was no activity in the allowance for loan losses for 1999 or 1998.

The amount of impaired loans as of or during the periods ending March 31, 2000 and 1999 was immaterial.


NOTE 5 -- PREMISES AND EQUIPMENT

MARCH 31                                    2000              1999
----------------------------------------------------------------------

Land                                      $    500          $    500
Buildings and land improvements             21,382            21,382
Furniture and equipment                     55,947            54,269
                                       -------------------------------
         Total cost                         77,829            76,151

Accumulated depreciation                   (61,303)          (59,958)
                                       -------------------------------

         Net                              $ 16,526          $ 16,193
                                       ===============================

CGB&L FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 -- OTHER ASSETS AND OTHER LIABILITIES

MARCH 31                                           2000               1999
------------------------------------------------------------------------------

Other assets
   Interest receivable
     Investment securities                      $    3,598         $   2,521
     Loans                                          16,376            13,569
   Prepaid expenses and other                       32,538            26,935
                                             ---------------------------------

         Total                                  $   52,512         $  43,025
                                             =================================

Other liabilities
   Interest payable
     Deposits                                   $   53,373         $  49,042
     Long-term debt                                  5,415             3,286
   Accrued expenses payable                         16,940            11,548
   Deferred tax liability                           33,948            47,609
                                             ---------------------------------

         Total                                    $109,676          $111,485
                                             =================================


NOTE 7 -- DEPOSITS

MARCH 31                                           2000              1999
------------------------------------------------------------------------------

Savings deposits                                $  332,029        $  380,194
Certificates of deposit of $100,000 or more        100,000           100,000
Other certificates of deposits                   4,833,038         4,515,100
                                             ---------------------------------

         Total deposits                         $5,265,067        $4,995,294
                                             =================================



CERTIFICATES MATURING IN YEARS ENDING MARCH 31,
------------------------------------------------------------------------------

2001                                                              $1,730,561
2002                                                               1,638,826
2003                                                                 474,719
2004                                                                 361,183
2005                                                                 194,915
Thereafter                                                           532,834
                                                                  ------------

                                                                  $4,933,038
                                                                  ============

CGB&L FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 -- LONG-TERM DEBT


MARCH 31                                                                               2000               1999
----------------------------------------------------------------------------------------------------------------
Federal Home Loan Bank advances, fixed rates ranging from 6.18% to 6.36%, due at
   various dates through December, 2007                                             $1,000,000         $600,000
                                                                                  ==============================

The Federal Home Loan Bank (FHLB) advances are secured by all stock in the FHLB and first mortgage loans.

The FHLB advances consist of two advances, a $400,000 advance due February, 2005 at 6.18% and a $600,000 advance due December, 2007 at 6.36%.


NOTE 9 -- INCOME TAX


YEAR ENDED MARCH 31                                                                     2000             1999
-----------------------------------------------------------------------------------------------------------------
Income tax expense
   Currently payable
     Federal                                                                          $  2,951         $  5,843
     State                                                                               1,634            3,236

   Deferred
     Federal                                                                             2,829            1,546
                                                                                  -------------------------------

         Total income tax expense                                                     $  7,414          $10,625
                                                                                  ===============================

Reconciliation of federal statutory to actual tax expense
   Federal statutory income tax at 34%                                                 $12,758          $16,319
   Graduated tax rates                                                                  (7,129)          (9,517)
   Effect of state income taxes                                                          1,078            2,136
   Other                                                                                   707            1,687
                                                                                  -------------------------------

         Actual tax expense                                                           $  7,414          $10,625
                                                                                  ===============================

CGB&L FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A cumulative net deferred tax liability is included in other liabilities. The components of the liability are as follows:


MARCH 31                                                                     2000             1999
-------------------------------------------------------------------------------------------------------
ASSETS
   Loan fees                                                               $ 18,349          $ 20,401
   Allowance for loan losses                                                  7,655             6,742
                                                                       --------------------------------

         Total assets                                                        26,004            27,143
                                                                       --------------------------------

LIABILITIES
   Accrual to cash adjustment                                                (3,749)           (2,385)
   Depreciation                                                                (601)             (274)
   Net unrealized gains on securities available for sale                    (54,297)          (70,788)
   FHLB stock dividends                                                      (1,305)           (1,305)
                                                                       --------------------------------

         Total liabilities                                                  (59,952)          (74,752)
                                                                       --------------------------------

                                                                           $(33,948)         $(47,609)
                                                                       ================================

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


NOTE 10 -- OTHER COMPREHENSIVE INCOME

                                                                             2000
                                                       -------------------------------------------------
                                                          BEFORE-TAX          TAX            NET-OF-TAX
YEAR ENDED MARCH 31                                         AMOUNT          BENEFIT            AMOUNT
--------------------------------------------------------------------------------------------------------
Unrealized gains on securities:
   Unrealized holding losses arising during the year       $(48,510)         $16,493          $(32,017)
                                                       =================================================

                                                                             1999
                                                       -------------------------------------------------
                                                          BEFORE-TAX          TAX            NET-OF-TAX
YEAR ENDED MARCH 31                                         AMOUNT          EXPENSE            AMOUNT
--------------------------------------------------------------------------------------------------------

Unrealized gains on securities:
   Unrealized holding gains arising during the year         $36,498         $(12,409)          $24,089
                                                       =================================================

CGB&L FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation. Collateral held varies but may include residential real estate, income-producing commercial properties, or other assets of the borrower. The Bank had loan commitments at fixed rates of $78,000 and $0 as of March 31, 2000 or 1999. The interest rates on the loan commitments ranged from 8.50% to 9.25% at March 31, 2000.

The Company and subsidiary are subject to claims and lawsuits which arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the financial position of the Company.


NOTE 12 -- DIVIDEND AND CAPITAL RESTRICTIONS

Without prior approval, the Bank is restricted by Illinois law and regulations of the Commissioner of Bank and Trust Companies, State of Illinois (Commissioner), and the Federal Deposit Insurance Corporation as to the maximum amount of dividends it can pay to the Company. The Bank is permitted to pay dividends to the Company in an amount equal to its net profits in any fiscal year. As a practical matter, the Bank restricts dividends to a lessor amount because of the need to maintain an adequate capital structure.

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

CGB&L FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 -- REGULATORY CAPITAL

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

There are five capital categories defined in the regulations, ranging from well capitalized to critically undercapitalized. Classification of a bank in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank's operations. At March 31, 2000 and 1999, the Bank is categorized as well capitalized and met all subject capital adequacy requirements. There are no conditions or events since March 31, 2000 that management believes have changed the Bank's classification.

The Bank's actual and required capital amounts and ratios are as follows:

                                                                                     2000
                                                  --------------------------------------------------------------------------
                                                                              REQUIRED FOR ADEQUATE           TO BE WELL
                                                             ACTUAL                 CAPITAL(1)                CAPITALIZED(1)
                                                  --------------------------------------------------------------------------
MARCH 31                                                 AMOUNT    RATIO          AMOUNT   RATIO           AMOUNT    RATIO
----------------------------------------------------------------------------------------------------------------------------
Total risk-based capital(1) (to risk-weighted
   assets)                                             $1,199,000  32.75%        $293,000   8.0%          $366,000   10.0%

Core capital(1) (to adjusted tangible assets)           1,166,000  31.85          146,000   4.0%           220,000    6.0

Core capital(1) (to adjusted total assets)              1,166,000  14.61          320,000   4.0%           399,000    5.0

                                                                                      1999
                                                  --------------------------------------------------------------------------
                                                                               REQUIRED FOR ADEQUATE         TO BE WELL
                                                             ACTUAL                  CAPITAL(1)              CAPITALIZED(1)
                                                  --------------------------------------------------------------------------
MARCH 31                                                 AMOUNT    RATIO          AMOUNT   RATIO           AMOUNT    RATIO
----------------------------------------------------------------------------------------------------------------------------

Total risk-based capital(1) (to risk-weighted
   assets)                                             $1,149,000  36.67%        $251,000   8.0%          $313,000   10.0%

Core capital(1) (to adjusted tangible assets)           1,116,000  35.62          125,000   4.0%           188,000    6.0

Core capital(1) (to adjusted total assets)              1,116,000  15.74          284,000   4.0%           354,000    5.0

(1) As defined by regulatory agencies

CGB&L FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14 -- EMPLOYEE BENEFITS

The Company maintains a Simplified Employee Pension Plan for the benefit of eligible employees. Contributions to the Plan are based on 15% of the eligible participant's salary and were $4,466 and $13,923 during 2000 and 1999, respectively.

In connection with the conversion, the Company established an employee stock ownership plan (ESOP) covering substantially all of its employees. The ESOP borrowed $79,190 from the Company and used those funds to acquire 7,919 shares of the Company's common stock at $10 per share. The ESOP covers employees who perform at least 1,000 hours of service. A participant is 100% vested after seven years of credited service.

The ESOP shares are held in trust and allocated to the ESOP participants based on the interest and principal payments made by the ESOP on the loan from the Company. The loan is secured by shares purchased with the loan proceeds and is being repaid by the ESOP with funds from the Company's discretionary contributions to the ESOP and earnings on ESOP assets. Dividends on unallocated ESOP shares will be applied to reduce the loan. Principal payments are scheduled to occur in even annual amounts over a seven year period. However, in the event Company's contributions exceed the minimum debt service requirements, additional principal payments will be made. The ESOP provides the participants with a put option which permits the participants to sell such company stock to the Company at the fair market value of the company stock.

Below are the transactions affecting the ESOP equity accounts:

                                                      ADDITIONAL
                                         COMMON         PAID-IN       UNALLOCATED
                                         STOCK          CAPITAL        ESOP SHARES       TOTAL
----------------------------------------------------------------------------------------------------
Balances, April 1, 1998
   Employee stock ownership
     plan shares acquired                 $79           $79,111         $(79,190)       $        0
   Market value increase in
     Employee stock ownership
     plan shares released                                   455                                455
   Loan repayments                                                         7,920             7,920
                                    ----------------------------------------------------------------

Balances, March 31, 1999                   79            79,566          (71,270)            8,375
   Market value increase in
     Employee stock ownership
     plan shares released                                    26                                 26
   Loan repayments                                                        11,877            11,877
                                    ----------------------------------------------------------------

Balances, March 31, 2000                  $79           $79,592         $(59,393)          $20,278
                                    ================================================================

CGB&L FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


During the year ended March 31, 2000 and 1999, 1,188 and 792 shares of stock with an average fair value of $10.02 and $10.58 were committed to be released, resulting in ESOP compensation expense of $11,903 and $8,375, respectively. The following table reflects the shares held by the plan:

MARCH 31                                              2000              1999
-------------------------------------------------------------------------------

Allocated shares                                      1,980               792
Unallocated shares                                    5,939             7,127
                                                  -----------------------------
         Total ESOP shares
                                                      7,919             7,919
                                                  =============================

Fair value of unallocated shares at March 31        $57,905           $78,397
                                                  =============================


During fiscal year 2000, the Company adopted a stock-based compensation program which included a stock award program or incentive plan. The incentive plan covers key employees and directors and was authorized to acquire and grant 3,960 shares of the Company's common stock. All 3,960 shares authorized under the plan were granted during October 1999. The shares were purchased in fiscal year 2000. Participants in the incentive plan vest over five years. During fiscal year 2000, 220 shares were vested due to accelerated vesting as allowed by the plan.

As of March 31, 2000, no shares were distributed or forfeited. For the year ended March 31, 2000, $5,791 was recorded as compensation expense under the plan.


NOTE 15 -- STOCK OPTION PLAN

Under the Company's incentive stock option plan, which is accounted for in accordance with Accounting Principles Board Opinion (APB) No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations, the Company grants selected executives and other key employees stock option awards which vest pro rata over a five year period and become fully exercisable at the end of 5 years of continued employment. The plan includes a provision for accelerated vesting based on certain conditions. During October 1999, the Company authorized and granted 9,900 options of the Company's common stock. The exercise price of each option, which has a 10-year life, was equal to the market price of the Company's stock on the date of grant; therefore, no compensation expense was recognized.

CGB&L FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Although the Company has elected to follow APB No. 25, SFAS No. 123 requires pro forma disclosures of net income and earnings per share as if the Company had accounted for its employee stock options under that Statement. The fair value of each option grant was estimated on the grant date using an option-pricing model with the following assumptions:

                                                                        2000
                                                                    -----------

Risk-free interest rates                                               6.50%
Dividend yields                                                        4.10%
Volatility factors of expected market price of common stock           18.00%

Weighted-average expected life of the options                         10 years

Under SFAS No. 123, compensation cost is recognized in the amount of the estimated fair value of the options and amortized to expense over the options' vesting period. The pro forma effect on net income and earnings per share of this statement are as follows:

                                                                        2000
                                                                    -----------

Net income                                           As reported      $30,108
                                                     Pro forma         28,486

Basic earnings per share                             As reported         0.33
                                                     Pro forma           0.32

Diluted earnings per share                           As reported         0.33
                                                     Pro forma           0.31


The following is a summary of the status of the Company's stock option plan and changes in that plan as of and for the year ended March 31, 2000.

YEAR ENDED MARCH 31                                                2000
-------------------------------------------------------------------------------
                                                                   WEIGHTED-
                                                                    AVERAGE
                       OPTIONS                          SHARES   EXERCISE PRICE
-------------------------------------------------------------------------------

Outstanding, beginning of year
Granted                                                  9,900       $9.75
Exercised
Forfeited/expired
                                                       --------

Outstanding, end of year                                 9,900       $9.75
                                                       ========

Options exercisable at year end                            750
Weighted-average fair value of options granted
  during the year                                                    $2.08

CGB&L FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The shares exercisable at year end related to accelerated vesting as a result of the death of a participant. As of March 31, 2000, the 9,900 options outstanding have an exercise price of $9.75 and a weighted-average remaining contractual life of 9.5 years.


NOTE 16 -- RELATED PARTY TRANSACTIONS

The Bank has entered into transactions with certain directors, executive officers, significant stockholders and their affiliates or associates (related parties). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. The aggregate amount of loans to such related parties at March 31, 2000 and 1999 was $231,536 and $229,439.

Deposits from related parties held by the Bank at March 31, 2000 and 1999 totaled $162,890 and $389,997.

The aggregate amount of loans, as defined, to such related parties were as follows:

                                                                                   2000
-------------------------------------------------------------------------------------------
Balances, April 1, 1999                                                          $229,439
Changes in composition of related parties                                         (33,254)
New loans, including renewals                                                      70,900
Payments, etc., including renewals                                                (35,549)
                                                                              -------------

Balances, March 31, 2000                                                         $231,536
                                                                              =============


NOTE 17 -- EARNINGS PER SHARE

Earnings per share (EPS) were computed as follows:

                                                                       YEAR ENDED MARCH 31, 2000
                                                             --------------------------------------------
                                                                           Weighted Average    Per-Share
                                                               Income            Shares         Amount
                                                             --------------------------------------------
BASIC EARNINGS PER SHARE
   Income available to common stockholders                     $30,108           90,431          $0.33

EFFECT OF DILUTIVE SECURITIES
   Unearned incentive plan shares                                                 1,194

DILUTED EARNINGS PER SHARE
                                                             --------------------------------------------
   Income available to common stockholders and assumed
     conversions                                               $30,108           91,625          $0.33
                                                             ============================================

The stock options were not dilutive as of March 31, 2000.

CGB&L FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 18 -- FAIR VALUES OF FINANCIAL INSTRUMENTS

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

CGB&L FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The estimated fair values of the Company's financial instruments are as follows:

                                                                2000                               1999
                                                -------------------------------------------------------------------
                                                     CARRYING          FAIR            Carrying            Fair
MARCH 31                                              AMOUNT           VALUE            Amount             Value
-------------------------------------------------------------------------------------------------------------------
ASSETS
   Cash and cash equivalents                      $   512,729       $   512,729      $   775,314       $   775,314
   Interest-bearing deposits                          590,000           590,000          891,000           891,000
   Investment securities available for sale           163,317           163,317          211,827           211,827
   Loans, net                                       6,591,500         6,406,095        5,390,273         5,597,000
   Interest receivable                                 19,974            19,974           16,090            16,090
   Stock in FHLB                                       55,100            55,100           55,100            55,100

LIABILITIES
   Deposits                                         5,265,067         5,289,986        4,995,294         5,007,000
   Long-term debt                                   1,000,000           970,982          600,000           606,000
   Interest payable                                    58,788            58,788           52,328            52,328

OFF-BALANCE SHEET ASSETS (LIABILITIES)
   Commitments to extend credit                             0                 0                0                 0

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None

                                 PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

   The information relating to directors and executive officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held August 09, 2000 under "Management: Who are our Directors."

ITEM 10.  EXECUTIVE COMPENSATION

   The information relating to executive and director compensation is Incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held August 09, 2000 under "Management: How are Our Directors Compensated" and "Compensation Tables and Compensation Matters."

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held August 9, 2000 under "Security Ownership of Directors, Nominees For Directors and Most Highly Compensated Executive Officers."

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held August 9, 2000 under "Management: What Other Transaction Do We Have With Management?"

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K.

   (a)     The following documents are filed as a part of this report:

           (1) FINANCIAL STATEMENTS

           Consolidated Financial Statements of CGB&L and its Index are included in this report and are located at Item 7, page 34-54 of this report.

           (2) SCHEDULES

           All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

           (3) EXHIBITS

           The following exhibits are filed as part of this report:

            3.1       Certificate of Incorporation of CGB&L Financial Group,
                      Inc.*
            3.2 Bylaws of CGB&L Financial Group, Inc. (incorporated by reference to Exhibit 3.2 of the Company's 10KSB for the fiscal year ended March 31, 1999, filed on June 29, 1999).
            4.0       Stock Certificate of CGB&L Financial Group, Inc.*
           10.2 Employment Agreement between Cerro Gordo Building and Loan, s.b. and Maralyn Heckman (incorporated by reference to Exhibit 10.2 of the Company's 10KSB for fiscal year March 31, 1999 filed on June 29, 1999).**
           10.3 Employment Agreement between CGB&L Financial Group, Inc. and Maralyn Heckman (This Employment Agreement is not being filed as it is virtually identical to the Employment Agreement filed as Exhibit 10.2 except that CGB&L Financial Group, Inc. is the party acting as the employer instead of Cerro Gordo Building and Loan, s.b.)**
           10.4 CGB&L Financial Group 1999 Stock Option and Incentive Plan (incorporated by reference to Appendix of Proxy Statement for 1999 annual meeting filed June 29, 1999.**
           10.5 CGB&L Financial Group, Inc. Management Development and Recognition Plan and Trust Agreement (incorporated by reference to Appendix of Proxy Statement for 1999 annual meeting filed June 29, 1999.**
           11.0       Statement of Computation of per Share Earnings
           21.0 Subsidiary information is incorporated herein by reference to "Part I - General".
           23.0 Consent of Olive to publish their Consolidated Financial Statements dated March 31, 2000 and 1999.
           27.0       Financial Data Schedule for Fiscal year ended March 31,
                      2000.

            *Incorporated herein by reference to the Exhibits to Form SB-2
             Registration Statement, filed on June 3, 1998 and any amendments thereto, Registration No. 333-55953.

           **Management Compensation Plans

   (b)     REPORTS ON FORM 8-K

           There were no Reports filed on Form 8-K for the period.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CGB&L FINANCIAL GROUP, INC.
Date:     June 29, 2000                By:   /s/ Maralyn F. Heckman
     -----------------------          -------------------------------
                                      Maralyn F. Heckman
                                      President, Chief Executive Officer,
                                      Chief Financial Officer and Director


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Date:     June 29, 2000                By:   /s/ Maralyn F. Heckman
     -----------------------          ---------------------------------------
                                      Maralyn F. Heckman
                                      President, Chief Executive Officer,
                                      C.F.O., C.A.O. and Director
                                      (principal executive officer, principal
                                      financial officer, principal accounting
                                      officer and director)

Date:      June 29, 2000               By:   /s/ John A. Sochor, DDS
     -----------------------          ---------------------------------------
                                      John A. Sochor, DDS
                                      Chairman of the Board of Directors

Date:      June 29, 2000               By:   /s/ C. Russell York
     -----------------------          ---------------------------------------
                                      C. Russell York
                                      Vice-Chairman of the Board of Directors

Date:      June 29, 2000               By:   /s/ Noel R. Buckley
     -----------------------          ---------------------------------------
                                      Noel R. Buckley, Director

Date:      June 29, 2000               By:   /s/ Lester W. Crandall
     -----------------------          ---------------------------------------
                                      Lester W. Crandall, Director

Date:      June 29, 2000               By:   /s/ James E. Flaugher
     -----------------------          ---------------------------------------
                                      James E. Flaugher, Director

Date:      June 29, 2000               By:   /s/ Larry D. Gaitros
     -----------------------          --------------------------------------
                                      Larry D. Gaitros, Director