Form 10QSB
period 2000-06-30
CGB&L FINANCIAL GROUP INC
filed 2000-08-14
CIK 1063227

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

                              Yes ___X___ No______

         As of August 14, 2000, the registrant had outstanding 92,573 shares of its $.01 par value common stock.

         Transitional Small Business Disclosure Format (Check One):
                                                               Yes/__/    No_X_/






                               Page 1 of 12 pages

                                Table of Contents

Part I - FINANCIAL INFORMATION
                                                                                        Page

         Item 1.  Financial Statements                                                  3-6

         Item 2.  Management's Discussion and Analysis                                   7
                  Of Financial Condition and Results of Operations

Part II - OTHER INFORMATION

         Item l.   Legal Proceedings                                                    10

         Item 2.  Change in Securities and Use of Proceeds                              10

         Item 3.  Defaults Upon Senior Securities                                       10

         Item 4.  Submission of Matters to a Vote of Security Holders                   10

         Item 5.  Other Information                                                     10

         Item 6.  Exhibits and Reports on Form 8-K                                      10

         Signatures                                                                     10


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

                    CGB&L Financial Group, Inc.
                Condensed Consolidated Balance Sheet
                 As of June 30 and March 31, 2000


                                                             June 30         March 31
                                                               2000            2000
                                                            -----------     -----------
                                                            (unaudited)
Assets
  Cash and cash equivalents                                 $   211,051     $   512,729
  Interest-bearing time deposits                                590,000         590,000
  Investment securities available for sale                      149,688         163,317
  Loans                                                       6,832,424       6,624,200
  Allowance for Loan losses                                     (32,700)        (32,700)
                                                            -----------     -----------
     Net Loans                                                6,799,724       6,591,500
  Premises and equipment                                         16,190          16,526
  Federal Home Loan Bank stock                                   62,800          55,100
  Other assets                                                   53,523          52,512
                                                            -----------     -----------
      Total Assets                                          $ 7,882,976     $ 7,981,684
                                                            ===========     ===========

Liabilities
  Interest-bearing deposits                                 $ 5,177,111     $ 5,265,067
  Long-term debt                                              1,000,000       1,000,000
  Other liabilities                                              96,448         109,676
                                                            -----------     -----------
      Total liabilities                                       6,273,559       6,374,743
                                                            -----------     -----------
Equity Received from Contributions to the ESOP                   22,358          20,278
                                                            -----------     -----------
Stockholders' Equity
  Preferred stock,  $.01 par value
     Authorized and unissued -- 100,000 shares
  Common stock, $ .01 par value
      Authorized -- 900,000  shares
      Issued -- 99,000 shares, less ESOP shares of
         5,657 and 5,939 shares                                     911             911
  Paid in capital                                               619,044         618,747
  Retained earnings                                             928,795         921,780
  Accumulated other comprehensive income                         96,406         105,401
                                                            -----------     -----------
                                                              1,645,156       1,646,839
     Less: Unearned incentive plan shares,
         3,179 and 3,366 shares                                 (33,264)        (35,343)
     Less: Treasury stock at cost -2,365 shares                 (24,833)        (24,833)
                                                            -----------     -----------
Total stockholders' equity                                    1,587,059       1,586,663
                                                            -----------     -----------
Total liabilities and stockholders' equity                  $ 7,882,976     $ 7,981,684
                                                            ===========     ===========


See note to condensed consolidated financial statements

                       CGB&L Financial Group, Inc.
                 Condensed Consolidated Income Statement
      For the three months ended June 30, 2000 and 1999 (Unaudited)

                                                     For the 3 months ended June 30
                                                         2000         1999
                                                       ---------    ---------
Interest Income
  Loans receivable                                     $ 146,791    $ 120,068
  Investment securities                                    1,736        1,447
  Interest-bearing deposits                               14,681       22,384
                                                       ---------    ---------
      Total interest income                              163,208      143,899

Interest Expense
  Deposits                                                70,179       67,190
  FHLB borrowings                                         15,895        9,646
                                                       ---------    ---------
     Total interest expense                               86,074       76,836
                                                       ---------    ---------

Net Interest Income                                       77,134       67,063
  Provision for Loan Loss                                      0            0
                                                       ---------    ---------
Net Interest Income After Provision for Loan Losses       77,134       67,063
                                                       ---------    ---------
Noninterest Income                                         1,293        1,025
                                                       ---------    ---------

Noninterest Expense
   Salaries and employee benefits                         37,796       45,340
   Net occupancy and equipment expenses                    2,123        1,531
   Deposit insurance  expense                                273          767
   Insurance expense                                       1,263        1,263
   Other expenses                                         14,673       22,255
                                                       ---------    ---------
     Total noninterest expense                            56,128       71,156
                                                       ---------    ---------

Income (Loss) Before Income Tax                           22,299       (3,068)
   Income tax expense (Benefit)                            5,400         (675)
                                                       ---------    ---------
Net Income (Loss)                                      $  16,899    ($  2,393)
                                                       =========    =========

Per share data:
  Basic Earnings Per Share                             $    0.19    ($   0.03)
                                                       =========    =========

  Diluted Earnings Per Share                           $    0.19    ($   0.03)
                                                       =========    =========

See notes to condensed consolidated financial statements.

                           CGB&L Financial Group, Inc.
      Condensed Consolidated Statement of Comprehensive Income (Unaudited)


                                                    For the 3 months ended June 30,
                                                         2000        1999
                                                       --------     --------

Net Income (Loss)                                      $ 16,899     ($ 2,393)

Other comprehensive income,
  Net of tax
             Unrealized holding gain (loss) arising
             during the period                         ($ 8,995)    $  1,676
                                                       --------     --------

Comprehensive income (loss)                            $  7,904     ($   717)
                                                       ========     ========



See notes to condensed consolidated financial statements.

                  CGB&L Financial Group, Inc.
        Condensed Consolidated Statement of Cash Flows
         Three Months Ended June 30, 2000 (Unaudited)

                                                      2000          1999
                                                    ---------     ---------
Operating Activities
  Net income                                        $  16,899     ($  2,393)
  Adjustments to reconcile net income to net
    cash provided by operating activities
    Depreciation                                          336           336
    Compensation expense related to employee
      stock ownership plan and incentive plan           3,861         4,023
    Net change in:
       Other liabilities                               (8,594)       (5,448)
       Other assets                                    (1,011)       15,528
                                                    ---------     ---------

       Net cash provided by operating activities       11,491        12,046
                                                    ---------     ---------

Investing Activities
  Net change in loans                                (208,224)     (144,588)
  Purchase of premises and equipment                        0          (902)
  Purchase of FHLB stock                               (7,700)            0
                                                    ---------     ---------

       Net cash used by investing activities         (215,924)     (145,490)
                                                    ---------     ---------

Financing Activities
  Net change in deposits                              (87,956)      179,596
  Cash dividend                                        (9,289)       (9,900)
                                                    ---------     ---------
       Net cash provided by financing activities      (97,245)      169,696
                                                    ---------     ---------

Net Change in Cash and Cash Equivalents              (301,678)       36,252
Cash and Cash Equivalents, Beginning of Period        512,729       775,314
                                                    ---------     ---------
Cash and Cash Equivalents, End of Period            $ 211,051     $ 811,566
                                                    =========     =========

Additional Cash Flows Information
   Interest paid                                    $  86,349     $  78,159
   Income tax paid                                          0             0


See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

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



2.       STATEMENT OF INFORMATION FURNISHED


         The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and item 310(b) of Regulations S-B. In the opinion of management these statements contain all adjustments necessary to present fairly the financial position as of June 2000 and March 2000, the results of operations for the three months ended June 2000 and June 1999, comprehensive income and the cash flows for the three months ended June 2000 and June 1999. All adjustments to the financial statements were normal and recurring in nature. These results have been determined on the basis of generally accepted accounting principles. The results of operations for the three months ended June 2000 are not necessarily indicative of the results to be expected for the entire fiscal year.

         The consolidated financial statements are those of the Company and the Bank. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report to shareholders dated July 10, 2000.

      PART I. FINANCIAL INFORMATION

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF FINANCIAL CONDITION AND RESULTS OF OPERATION

      CGB&L Financial Group, Inc. (the "Company") is the holding company for Cerro Gordo Building and Loan, s.b. (the "Bank"). Prior to the Company's acquisition of the Bank on September 22, 1998, the Company had no material assets or operations.

                               FINANCIAL CONDITION

      Total assets decreased $98,708 from March 31, 2000 to June 30, 2000 or 1.24% for the first quarter. This decrease was attributable primarily to decreases in cash and cash equivalents and investment securities offset by increases in the loan portfolio and Federal Home Loan Bank ("FHLB") stock. Cash and cash equivalents decreased $301,678 and investment securities decreased $13,629. Net loans increased $208,224 and FHLB stock increased $7,700.

      The increase in net loans from March 31, 2000 to June 30, 2000 was the result of an increase in one-to-four family residential mortgage loans. This growth was the result of management's continued emphasis on the Bank's loan portfolio.

      The decrease in investment securities was the result of a decrease in the market value of the Federal Home Loan Mortgage Corporation ("FHLMC") stock. The FHLMC stock is the sole investment security held by the Building and Loan.

      The Company experienced a decrease in total deposits from March 31, 2000 to June 30, 2000 of $87,956 or 1.67%.

      Total stockholders' equity increased $396 from March 31, 2000 to June 30, 2000; the increase summarized as follows:

               Stockholders' equity, March 31, 2000 ..................................     $ 1,586,663
                        Net Income ...................................................          16,899
                        Decrease in unrealized gain on securities available for sale .          (8,995)
                        Cash dividends paid ..........................................          (9,289)
                        Incentive plan shares earned .................................           1,781
                                                                                           -----------
               Stockholders' equity, June 30, 2000 ...................................     $ 1,587,059
                                                                                           ===========

                                    RESULTS OF OPERATIONS

 THREE MONTHS COMPARISON

      Net income was $19,292 more in the quarter ended June 30, 2000 compared to the same quarter in 1999, primarily due to an increase in net interest income and a decrease in employee compensation and other expenses.

      Net interest income was $10,071 higher in the three months ended June 30, 2000 compared to the same period in 1999. Interest income was $19,309 higher, primarily due to a higher average balance in the mortgage loan portfolio and FHLB stock offset by a decrease in the average balance in interest bearing deposit accounts for the same period. Interest expense increased by $9,238 in the quarter ended June 30, 2000 compared to the quarter ended June 30, 1999 due to an increase in FHLB borrowings used to fund mortgage loans.

      The provision for loan losses were $0 for the first three months in 2000 and $0 for the same period in 1999. Management of the Bank believes that the allowance for loan losses is sufficient based on information currently available. No assurances can be made that future events or conditions or regulatory directives will not result in increased provisions for loan losses or additions to the Bank's allowance for loan losses which may adversely affect net income. Non-performing assets for the quarter ended June 30, 2000 decreased to $95,155 (3 loans) from $98,843 (3 loans) at June 20, 1999. These loans were each three payments delinquent when classified, all have sufficient collateral and the Building and Loan anticipates no collection problems.

      Noninterest expense was $15,028 lower in the quarter ended June 30, 2000 compared to the same period in 1999. Employee compensation decreased a total of $7,544 for the period. The Simplified Employee Pension Plan that had been in effect was frozen July 1, 1999, for a decrease of $4,466, salaries decreased by $1,170 due to a change in personnel, and the Illinois unemployment contribution rate for the Building and Loan decreased from 5.4% in 1999 to .6% in 2000 for a savings of $1,338 for the quarter compared to the same period in 1999. Other expense decreased $7,582 as a result of a reduction in the initial expenses related to being a public company.

      Income tax expense was $6,075 more in the three months ended June 30, 2000 compared to the three months ended the same period in 1999 due to the $22,298 income before taxes this period compared to a net loss for the same period in 1999. The effective tax rate was 24.2% in 2000 compared to 22.0% in 1999.

      LIQUIDITY AND CAPITAL RESOURCES

      The Bank's primary sources of funds are deposits, principal and interest payments on loans and FHLB advances. While maturities and scheduled amortizations of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Federal Deposit Insurance Corporation ("FDIC"), the Company's and the Bank's primary regulator, requires the Bank to maintain minimum levels of liquid assets. Currently, the required ratio is 5%. The Bank's liquidity ratios were 13.23% and
      15.16 % at June 30, 2000 and March 31, 2000, respectively, well above the required minimum.

      A review of the Condensed Consolidated Statement of Cash Flows included in the accompanying financial statement shows that the Company's cash and cash equivalents ("cash") decreased $301,678 from March 31, 2000 to June 30, 2000 compared to an increase of $36,252 from March 31, 1999 to June 30, 1999. During the first three months of fiscal 2000, funds were used primarily to fund a $208,224 net increase in one- to four-family loans, purchase of $7,700 FHLB stock, a $87,956 net decrease in customer deposits, and a dividend payment of $9,289 offset by net cash of $9,710 provided by operating activities and $1,781 unearned incentive shares.

      As of June 30, 2000, the Bank had outstanding commitments (including undisbursed loan proceeds) of $261,808. The bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit, which are scheduled to mature in one year or less from June 30, 2000, total $1.5 million. Based upon the Bank's experience, management believes that a significant portion of such deposits will remain with the Bank.

      Federally insured state-chartered banks are required to maintain minimum levels of regulatory capital. Under current FDIC regulations, insured state-chartered banks generally must maintain (i) a ratio of Tier 1 leverage capital to total assets of at least 3.0% (4.0% to 5.0% for all but the most highly rated banks) and (ii) ratio of Tier 1 capital to risk weighted assets of at least 4.0% and a ratio of total risk based capital to risk weighted assets of at least 8.0%. At June 30, 2000, the Bank was in compliance with applicable regulatory capital requirements as follows:

                Tier 1 Capital to Risk Weighted Assets               31.83%
                Tier 1 Capital to Total Assets                       15.39%
                Risk Based Capital to Risk Weighted Assets           32.73%

RECENT ACCOUNTING PRONOUNCEMENTS

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

      Dated:  August 14, 2000   By: /s/  Maralyn F. Heckman
                                         (Authorized Signor)
                                         President (Principal Executive Officer)
                                         and Treasurer (Chief Financial Officer)