Form 10QSB
period 2000-09-30
CGB&L FINANCIAL GROUP INC
filed 2000-11-14
CIK 1063227

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

                                               Yes ___X___ No______

         As of October 31, 2000, the registrant had outstanding 96,313 shares of its $.01 par value common stock.

         Transitional Small Business Disclosure Format
                                                  (Check One): Yes/__/    No_X_/


                               Page 1 of 14 pages

                                TABLE OF CONTENTS


Part I - FINANCIAL INFORMATION
------------------------------
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



Part II - OTHER INFORMATION
---------------------------

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

                    CGB&L Financial Group, Inc.
               Condensed Consolidated Balance Sheet
               As of September 30 and March 31, 2000


                                                            September 30      March 31
                                                                2000            2000
                                                             -----------     -----------
                                                             (unaudited)
ASSETS
  Cash and cash equivalents                                  $   591,809     $   512,729
  Interest-bearing time deposits                                 491,000         590,000
  Investment securities available for sale                       199,815         163,317
  Loans                                                        6,837,087       6,624,200
  Allowance for loan losses                                      (32,700)        (32,700)
                                                             -----------     -----------
     Net Loans                                                 6,804,387       6,591,500
  Premises and equipment                                          15,854          16,526
  Federal Home Loan Bank stock                                    63,900          55,100
  Other assets                                                    58,463          52,512
                                                             -----------     -----------
      Total Assets                                           $ 8,225,228     $ 7,981,684
                                                             ===========     ===========

LIABILITIES
  Interest-bearing deposits                                  $ 5,459,294     $ 5,265,067
  Long-term debt                                               1,000,000       1,000,000
  Other liabilities                                              122,089         109,676
                                                             -----------     -----------
      Total liabilities                                        6,581,383       6,374,743
                                                             -----------     -----------
Equity Received from Contributions to the ESOP                    24,344          20,278
                                                             -----------     -----------
STOCKHOLDERS' EQUITY
  Preferred stock,  $.01 par value
     Authorized and unissued --  100,000 shares
  Common stock, $ .01 par value
      Authorized-- 900,000  shares
      Issued--99,000 shares, less ESOP shares of
         5,374 and 5,939 shares                                      911             911
  Paid in capital                                                618,607         618,747
  Retained earnings                                              929,962         921,780
  Accumulated other comprehensive income                         129,490         105,401
                                                             -----------     -----------
                                                               1,678,970       1,646,839
     Less: Unearned incentive plan shares,
         2,992 and 3,366 shares                                  (31,416)        (35,343)
     Less: Treasury stock at cost -2,687 and 2,365 shares        (28,053)        (24,833)
                                                             -----------     -----------
Total stockholders' equity                                     1,619,501       1,586,663
                                                             -----------     -----------
Total liabilities and stockholders' equity                   $ 8,225,228     $ 7,981,684
                                                             ===========     ===========

See notes to condensed consolidated financial statements.

                CGB&L Financial Group, Inc.
          Condensed Consolidated Income Statement
   For the six months ended September 30, 2000 and 1999 (Unaudited)

                                                       For the 6 months ended
                                                            September 30
                                                         2000        1999
                                                       --------    --------
Interest Income
  Loans receivable                                     $289,667    $269,520
  Investment securities                                   3,589       2,904
  Interest -bearing deposits                             29,878      41,281
                                                       --------    --------
      Total interest income                             323,134     313,705

Interest Expense
  Deposits                                              144,372     135,859
  FHLB borrowings                                        31,964      20,865
                                                       --------    --------
     Total interest expense                             176,336     156,724
                                                       --------    --------

Net Interest Income                                     146,798     156,981
  Provision for Loan Loss                                     0           0
                                                       --------    --------
Net Interest Income After Provision for Loan Losses     146,798     156,981
                                                       --------    --------
Noninterest Income                                        2,778       1,903
                                                       --------    --------

Noninterest Expense
   Salaries and employee benefits                        76,128      81,153
   Net occupancy and equipment expenses                   4,463       3,979
   Deposit insurance  expense                               544       1,491
   Insurance expense                                      2,526       2,526
   Other expenses                                        42,329      45,709
                                                       --------    --------
     Total noninterest expense                          125,990     134,858
                                                       --------    --------

Income Before Income Tax                                 23,586      24,026
   Income tax expense                                     5,974       6,065
                                                       --------    --------
Net Income                                             $ 17,612    $ 17,961
                                                       ========    ========
Per share data:
  Basic Earnings Per Share                             $   0.20    $   0.20
                                                       ========    ========
  Diluted Earnings Per Share                           $   0.20    $   0.20
                                                       ========    ========

See notes to condensed consolidated financial statements.

                CGB&L Financial Group, Inc.
          Condensed Consolidated Income Statement
    For the three months ended September 30, 2000 and 1999 (Unaudited)


                                                       For the 3 months ended
                                                            September 30
                                                         2000        1999
                                                       --------    --------
Interest Income
  Loans receivable                                     $142,876    $149,452
  Investment securities                                   1,853       1,457
  Interest -bearing deposits                             15,197      18,897
                                                       --------    --------
      Total interest income                             159,926     169,806

Interest Expense
  Deposits                                               74,193      68,669
  FHLB borrowings                                        16,069      11,219
                                                       --------    --------
     Total interest expense                              90,262      79,888
                                                       --------    --------

Net Interest Income                                      69,664      89,918
  Provision for Loan Loss                                     0           0
                                                       --------    --------
Net Interest Income After Provision for Loan Losses      69,664      89,918
                                                       --------    --------
Noninterest Income                                        1,485         878
                                                       --------    --------

Noninterest Expense
   Salaries and employee benefits                        38,332      35,813
   Net occupancy and equipment expenses                   2,340       2,448
   Deposit insurance  expense                               271         724
   Insurance expense                                      1,263       1,263
   Other expenses                                        27,656      23,454
                                                       --------    --------
     Total noninterest expense                           69,862      63,702
                                                       --------    --------

Income Before Income Tax                                  1,287      27,094
   Income tax expense                                       574       6,740
                                                       --------    --------
Net Income                                             $    713    $ 20,354
                                                       ========    ========
Per share data:
  Basic Earnings Per Share                             $   0.01    $   0.22
                                                       ========    ========

                                                       ========    ========
  Diluted Earnings Per Share                           $   0.01    $   0.22
                                                       ========    ========

See notes to condensed consolidated financial statements.

                           CGB&L Financial Group, Inc.
      Condensed Consolidated Statement of Comprehensive Income (Unaudited)

                                                                      For the six months ended September 30,
                                                                        2000                         1999
                                                               ----------------------------------------------
Net Income                                                              $17,612                      $17,961

Other comprehensive income,
  Net of tax
             Unrealized holding gain (loss) arising
             during the period                                          $24,089                     ($12,960)
                                                               -----------------            -----------------

Comprehensive income                                                    $41,701                       $5,001
                                                               =================            =================

See notes to condensed consolidated financial statements.







                           CGB&L Financial Group, Inc.
      Condensed Consolidated Statement of Comprehensive Income (Unaudited)

                                                                    For the 3 months ended September 30,
                                                                     2000                         1999
                                                               ----------------------------------------------
Net Income                                                                 $713                      $20,354

Other comprehensive income,
  Net of tax
             Unrealized holding gain (loss) arising
             during the period                                          $33,084                     ($14,636)
                                                               -----------------            -----------------

Comprehensive income                                                    $33,797                       $5,718
                                                               =================            =================

See notes to condensed consolidated financial statements.

                           CGB&L Financial Group, Inc.
                 Condensed Consolidated Statement of Cash Flows
                 Six Months Ended September 30, 2000 (Unaudited)

                                                       2000          1999
                                                    ---------     ---------
Operating Activities
  Net income                                        $  17,612     $  17,961
  Adjustments to reconcile net income to net
    cash provided by operating activities
    Depreciation                                          672           672
    Compensation expense related to employee
      stock ownership plan and incentive plan           7,712         3,002
    Net change in :
       Other liabilities                                    4           (68)
       Other assets                                    (5,951)       13,712
                                                    ---------     ---------
       Net cash provided by operating activities       20,049        35,279
                                                    ---------     ---------

Investing Activities
  Net change in interest-bearing deposits              99,000        99,000
  Net change in loans                                (212,887)     (831,776)
  Purchase of premises and equipment                                 (1,678)
  Purchase of FHLB stock                                             (8,800)
                                                    ---------     ---------
       Net cash used by investing activities         (122,687)     (734,454)
                                                    ---------     ---------

Financing Activities
  Net change in deposits                              194,227       296,319
  Payment of dividend                                  (9,289)       (9,900)
  Purchase of treasury stock                           (3,220)
  Net change in borrowed money                                      300,000
                                                    ---------     ---------
       Net cash provided by financing activities      181,718       586,419
                                                    ---------     ---------

Net Change in Cash and Cash Equivalents                79,080      (112,756)
Cash and Cash Equivalents, Beginning of Period        512,729       775,314
                                                    ---------     ---------
Cash and Cash Equivalents, End of Period            $ 591,809     $ 662,558
                                                    =========     =========

Additional Cash Flows Information
   Interest paid                                    $ 176,612     $ 157,262
   Income tax paid                                                    4,304

See notes to condensed consolidated financial statements.

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



2.       STATEMENT OF INFORMATION FURNISHED


         The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and item 310 (b) of Regulations S-B. In the opinion of management these statements contain all adjustments necessary to present fairly the financial position as of September 2000 and March 2000, the results of operations for the six months ended September 2000 and September 1999, the results of operations for the three months ended September 2000 and September 1999, comprehensive income and the cash flows for the six and three months ended September 2000 and September 1999. All adjustments to the financial statements were normal and recurring in nature. These results have been determined on the basis of generally accepted accounting principles. The results of operations for the six months and three months ended September 2000 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

                               FINANCIAL CONDITION

      Total assets increased $243,544 from March 31, 2000 to September 30, 2000 or 3.0% for the semi-annual period. This increase was attributable primarily to increases in the loan portfolio, cash and cash equivalents, investment securities, Federal Home Loan Bank (FHLB) Stock and other assets offset by a decrease in interest bearing time deposits. Net loans increased $212,887, cash and cash equivalents increased $79,080, investment securities increased $36,498, FHLB Stock increased $8,800, other assets increased $5,951 and interest-bearing deposits decreased $99,000.

      The increase in net loans from March 31, 2000 to September 30, 2000 was the result of an increase in one-to-four family residential mortgage loans. This growth was the result of management's continued emphasis on the Bank's loan portfolio. The $99,000 interest bearing time deposit matured and resulted in an increase in cash and cash equivalent. The increase in investment securities was the result of an increase in the value of the Federal Home Loan Mortgage Corporation ("FHLMC") stock. The FHLMC stock is the sole investment security held by the Building and Loan.

      The Company experienced an increase in total deposits from March 31, 2000 to September 30, 2000 of $194,227 or 3.7%. The increase is primarily a result of estate taxes collected by the bank for the Piatt County Collector that are deposited into a passbook savings account. Other liabilities increased as a result of deferred income tax liability for the FHLMC stock.

      Total stockholders' equity increased $32,838 from March 31, 2000 to September 30, 2000; the increase summarized as follows:


         Stockholders' equity, March 31, 2000..............................   $ 1,586,663
         Net Income........................................................        17,612
         Increase in unrealized gain on securities available for sale......        24,089
         Dividends Paid....................................................        (9,289)
         Incentive Plan Shares Earned......................................         3,646
         Purchase of Treasury Stock........................................        (3,220)
                                                                          -----------------
         Stockholders' equity, September 30, 2000......................   $     1,619,501
                                                                          =================


                              RESULTS OF OPERATIONS

      SIX MONTHS COMPARISON

      Net income was $349 less in the six months ended September 30, 2000 compared to the same period in 1999. Net interest income was $10,183 lower in the six months ended September 30, 2000 compared to the same period in 1999. Interest income was $9,429 higher, primarily due to an increase in the average balance in the mortgage loan portfolio offset by a lower average balance of deposits with financial institutions. Interest expense increased by $19,612 in the period ended September 30, 2000 compared to the period ended September 30, 1999 due to an increase in the average balance in interest-bearing deposits and FHLB borrowings.

      The provision for loan losses was $0 for the first six months in 2000 and $0 for the same period in 1999. Management of the Bank believes that the allowance for loan losses is sufficient based on information currently available. No assurances can be made that future events or conditions or regulatory directives will not result in increased provisions for loan losses or additions to the Bank's allowance for loan losses which may adversely affect net income.

      Noninterest expense was $8,868 lower in the six months ended September 30, 2000 compared to the same period in 1999. This was attributable to a decrease in employee compensation due to retirement of a long-time employee, the Simplified Employee Pension Plan that had been effect was frozen July 1, 1999, the Illinois unemployment contribution rate for the Building and Loan decreased, and a reduction in cost of deposit insurance.

      Income tax expense was $91 less in the six months ended September 30, 2000 compared to the same period in 1999 due to a slight decrease in net income for the six months ended September 30, 2000. The effective tax rate is estimated to be 25.3% in 2000 compared to 25.2% in 1999.

      THREE MONTHS COMPARISON

      Net income was $19,641 less in the three months ended September 30, 2000 compared to the same period in 1999, due to a decrease of net interest income and an increase in noninterest expenses related to being a public company.

      Net interest income was $20,254 lower in the three months ended September 30, 2000 compared to the same period in 1999. Interest income was $9,880 lower due to a lower average balance of deposits with financial institutions and a reduction of loan fee income resulting from a policy change in loan fee structure. In 1999 the bank discontinued the policy of charging points to close mortgage loans. Interest expense increased $10,374 in the period ended September 30, 2000 compared to the period ended September 30, 1999 due to higher average balances on interest bearing deposits and FHLB borrowings.

      Noninterest expense was $6,160 higher in the three months ended
      September 30, 2000 compared to the same period in 1999 primarily due to additional expenses related to employee plans and being a public company.

      Income tax expense was $6,166 less in the three months ended September 30, 2000 compared to the same period in 1999 due to a decrease in net income for the three month period ended September 30, 2000.

      LIQUIDITY AND CAPITAL RESOURCES

      The Bank's primary sources of funds are deposits, principal and interest payments on loans and FHLB advances. While maturities and scheduled amortizations of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Federal Deposit Insurance Corporation ("FDIC"), the Company's and the Bank's primary regulator, requires the Bank to maintain minimum levels of liquid assets. Currently, the required ratio is 5%. The Bank's liquidity ratios were 17.22% and 15.16% at September 30, 2000 and March 31, 2000, respectively, well above the required minimum.

      A review of the Consolidated Statement of Cash Flows included in the accompanying financial statement shows that the Company's cash and cash equivalents ("cash") increased $79,080 from March 31, 2000 to September 30, 2000. Cash and cash equivalent decreased $112,756 from March 31, 1999 to September 30, 1999. During the first six months of fiscal 2000, net income, maturing interest-bearing deposits, and increased deposits primarily provided cash. During the six months of fiscal 1999, net income, interest-bearing deposits, increased deposits and FHLB borrowings primarily provided cash. Cash was primarily used in 2000 to fund mortgage loans and purchase FHLB stock and in 1999 to fund mortgage loans.

      As of September 30, 2000, the Bank had outstanding commitments (including undisbursed loan proceeds) of approximately $61,000.00. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit, which are scheduled to mature in one year or less from September 30, 2000, total $1.79 million. Based upon the Bank's experience, management believes that a significant portion of such deposits will remain with the Bank.

      Federally insured state-chartered banks are required to maintain minimum levels of regulatory capital. Under current FDIC regulations, insured state-chartered banks generally must maintain

      (i) a ratio of Tier 1 leverage capital to total assets of at least 3.0% (4.0% to 5.0% for all but the most highly rated banks) and (II) ratio of Tier 1 capital to risk weighted assets of at least 4.0% and a ratio of total capital risk weighted assets of at least 8.0%. At September 30, 2000, the Bank was in compliance with applicable regulatory capital requirements as follows:

              Tier 1 Capital to Risk Weighted Assets               31.61%
              Tier 1 Capital to Total Assets                       15.30%
              Risk Based Capital to Risk Weighted Assets           32.48%

RECENT ACCOUNTING PRONOUNCEMENTS

During 1998, the Financial Accounting Standards Board ("FASB" issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement requires companies to record derivatives on the balance sheet at their fair value. Statement No. 137 amended the effective date of Statement No. 133 to fiscal years beginning after June 15, 2000. The new Statement applies to all entities. This Statement may be applied retroactively to financial statements of prior periods. The adoption of the Statement will have no material impact on the Corporation's financial condition or result of operations.

PART II.  OTHER INFORMATION

      Item l.   Legal Proceedings
                           Not applicable
      Item 2.   Changes in Securities and Use of Proceeds
                           Not applicable
      Item 3.   Defaults Upon Senior Securities
                           Not applicable
      Item 4.   Submission of Matters to a Vote of Security Holders

                On August 9, 2000 the Company held its second Annual Meeting of Stockholders at which the following matters were voted on:

                Proposal I - Election of Directors

                Nominee              For             Against         Withheld
                -------              ----            -------         --------
                Buckley             66,395            N/A             1,000
                Gaitros             60,570                            6,825
                Sochor              66,395            N/A             1,000

                There were no abstentions or broker non-votes.

                The terms of office of Directors Crandall, Flaugher, Heckman and York continued after the Annual Meeting.

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

      Dated:  November 10, 2000          By: /s/  Maralyn F. Heckman
                                         (Authorized Signor)
                                         President (Principal Executive Officer)
                                         and Treasurer (Chief Financial Officer)