Form 10QSB
period 2000-12-31
CGB&L FINANCIAL GROUP INC
filed 2001-02-14
CIK 1063227

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2000

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

                              Yes ___X___ No______

     As of January 31, 2001, the registrant had outstanding 97,063 shares of its $.01 par value common stock.

     Transitional Small Business Disclosure Format (Check One): Yes/__/  No_X_/


                               Page 1 of 13 pages

                                TABLE OF CONTENTS

Part I - FINANCIAL INFORMATION

                                                                           Page
                                                                           ----

         Item 1.  Financial Statements                                      3-8

         Item 2.  Management's Discussion and Analysis                        8
                  Of Financial Condition and Results of Operations



Part II - OTHER INFORMATION

         Item l.  Legal Proceedings                                          11

         Item 2.  Change in Securities and Use of Proceeds                   11

         Item 3.  Defaults Upon Senior Securities                            11

         Item 4.  Submission of Matters to a Vote of Security Holders        11

         Item 5.  Other Information                                          11

         Item 6.  Exhibits and Reports on Form 8-K                           11

         Signatures                                                          12

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

                           CGB&L Financial Group, Inc.
                      Condensed Consolidated Balance Sheet
                      As of December 31 and March 31, 2000

                                                              December 31       March 31
                                                                 2000            2000
                                                          ---------------------------------
                                                              (unaudited)
ASSETS
  Cash and cash equivalents                                  $    254,131     $    512,729
  Interest-bearing time deposits                                  491,000          590,000
  Investment securities available for sale                        365,986          163,317
  Loans                                                         6,902,870        6,624,200
  Allowance for loan losses                                       (32,700)         (32,700)
                                                          ---------------------------------
      Net Loans                                                 6,870,170        6,591,500
  Premises and equipment                                           31,209           16,526
  Federal Home Loan Bank stock                                     65,100           55,100
  Other assets                                                     65,440           52,512
                                                          ---------------------------------
      Total Assets                                           $  8,143,036     $  7,981,684
                                                          =================================

LIABILITIES
  Interest-bearing deposits                                  $  5,315,678     $  5,265,067
  Long-term debt                                                1,000,000        1,000,000
  Other liabilities                                               147,681          109,676
                                                          ---------------------------------
      Total liabilities                                         6,463,359        6,374,743
                                                          ---------------------------------
COMMITMENT AND CONTINGENT LIABILITIES

EQUITY RECEIVED FROM CONTRIBUTIONS TO THE ESOP                     26,323           20,278
                                                          ---------------------------------
STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value
      Authorized and unissued -- 100,000 shares
  Common stock, $ .01 par value
      Authorized--900,000 shares
      Issued--99,000 shares, less ESOP shares of
          5,091 and 5,939 shares                                      911              911
  Paid in capital                                                 618,467          618,747
  Retained earnings                                               925,333          921,780
  Accumulated other comprehensive income                          166,148          105,401
                                                          ---------------------------------
                                                                1,710,859        1,646,839
      Less: Unearned incentive plan shares,
          2,805 and 3,366 shares                                  (29,452)         (35,343)
      Less: Treasury stock at cost -2,687 and 2,365 shares        (28,053)         (24,833)
                                                          ---------------------------------
Total stockholders' equity                                      1,653,354        1,586,663
                                                          ---------------------------------
Total liabilities and stockholders' equity                   $  8,143,036     $  7,981,684
                                                          =================================

See notes to condensed consolidated financial statements.

                           CGB&L Financial Group, Inc.
                     Condensed Consolidated Income Statement
        For the nine months ended December 31, 2000 and 1999 (Unaudited)

                                                  For the 9 months ended December 31
                                                         2000            1999
                                                  ----------------------------------
Interest Income
  Loans receivable                                       $  442,150      $  410,229
  Investment securities                                       5,529           4,500
  Interest-bearing deposits                                  45,366          58,476
                                                  ----------------------------------
     Total interest income                                  493,045         473,205

Interest Expense
  Deposits                                                  220,856         204,515
  FHLB borrowings                                            48,034          34,473
                                                  ----------------------------------
     Total interest expense                                 268,890         238,988
                                                  ----------------------------------

Net Interest Income                                         224,155         234,217
  Provision for Loan Loss                                         0               0
                                                  ----------------------------------
Net Interest Income After Provision for Loan Losses         224,155         234,217
                                                  ----------------------------------
Noninterest Income                                            4,262           2,525
                                                  ----------------------------------

Noninterest Expense
  Salaries and employee benefits                            113,964         121,511
  Net occupancy and equipment expenses                        5,962           6,030
  Deposit insurance expense                                     805           2,257
  Insurance expense                                           3,789           3,789
  Other expenses                                             73,588          63,424
                                                  ----------------------------------
     Total noninterest expense                              198,109         197,011
                                                  ----------------------------------

Income Before Income Tax                                     30,308          39,731
  Income tax expense                                          7,993           9,902
                                                  ----------------------------------
Net Income                                               $   22,315      $   29,829
                                                  ==================================

Per share data:
  Basic Earnings Per Share                               $     0.25      $     0.33
                                                  ==================================

  Diluted Earnings Per Share                             $     0.25      $     0.33
                                                  ==================================

See notes to condensed consolidated financial statements.

                           CGB&L Financial Group, Inc.
                     Condensed Consolidated Income Statement
        For the three months ended December 31, 2000 and 1999 (Unaudited)

                                                  For the 3 months ended December 31
                                                         2000            1999
                                                  ----------------------------------
Interest Income
  Loans receivable                                       $  152,483      $  140,709
  Investment securities                                       1,940           1,596
  Interest-bearing deposits                                  15,488          17,195
                                                  ----------------------------------
     Total interest income                                  169,911         159,500

Interest Expense
  Deposits                                                   76,484          68,656
  FHLB borrowings                                            16,069          13,608
                                                  ----------------------------------
     Total interest expense                                  92,553          82,264
                                                  ----------------------------------

Net Interest Income                                          77,358          77,236
  Provision for Loan Loss                                         0               0
                                                  ----------------------------------
Net Interest Income After Provision for Loan Losses          77,358          77,236
                                                  ----------------------------------
Noninterest Income                                            1,484             622
                                                  ----------------------------------

Noninterest Expense
  Salaries and employee benefits                             37,836          40,358
  Net occupancy and equipment expenses                        1,499           2,051
  Deposit insurance expense                                     261             766
  Insurance expense                                           1,263           1,263
  Other expenses                                             31,259          17,715
                                                  ----------------------------------
     Total noninterest expense                               72,118          62,153
                                                  ----------------------------------

Income Before Income Tax                                      6,724          15,705
  Income tax expense                                          2,019           3,837
                                                  ----------------------------------
Net Income                                               $    4,705      $   11,868
                                                  ==================================

Per share data:
  Basic Earnings Per Share                               $     0.05      $     0.13
                                                  ==================================
  Diluted Earnings Per Share                             $     0.05      $     0.13
                                                  ==================================

See notes to condensed consolidated financial statements.

                           CGB&L Financial Group, Inc.
   Condensed Consolidated Statement of Comprehensive Income (Loss) (Unaudited)

                                                       For the nine months ended December 31,
                                                               2000             1999
                                                       --------------------------------------
Net Income                                                  $   22,315      $   29,829

Other comprehensive income,
  Net of tax
             Unrealized holding gain (loss) arising
             during the period                                  60,747         (25,461)
                                                          ------------   -------------

Comprehensive income                                        $   83,062      $    4,368
                                                          ============   =============

See notes to condensed consolidated financial statements.



                           CGB&L Financial Group, Inc.
   Condensed Consolidated Statement of Comprehensive Income (Loss) (Unaudited)

                                                         For the 3 months ended December 31,
                                                                 2000             1999
                                                       --------------------------------------
Net Income                                                     $    4,705      $   11,868

Other comprehensive income (loss),
  Net of tax
             Unrealized holding gain (loss) arising
             during the period                                     36,658         (12,501)
                                                          ---------------    ------------

Comprehensive income (loss)                                    $   41,363      $     (633)
                                                          ===============   =============

See notes to condensed consolidated financial statements.

                           CGB&L Financial Group, Inc.
                 Condensed Consolidated Statement of Cash Flows
                 Nine Months Ended December 31, 2000 (Unaudited)

                                                          2000           1999
                                                    -------------------------------
Operating Activities
  Net income                                          $     22,315    $     29,829
  Adjustments to reconcile net income to net
    cash provided by operating activities
    Depreciation                                             1,140           1,008
    Compensation expense related to employee
      stock ownership plan and incentive plan               11,516           7,011
    Net change in:
       Other liabilities                                     6,711           3,723
       Other assets                                        (12,928)         10,801
                                                    -------------------------------
       Net cash provided by operating activities            28,754          52,372
                                                    -------------------------------

Investing Activities
  Purchase of securities available for sale               (110,628)
  Net change in interest-bearing deposits                   99,000         297,000
  Net change in loans                                     (278,670)     (1,191,558)
  Purchase of premises and equipment                       (15,823)         (1,677)
  Purchase of FHLB stock                                   (10,000)
                                                    -------------------------------
       Net cash used by investing activities              (316,121)       (896,235)
                                                    -------------------------------

Financing Activities
  Net change in deposits                                    50,611         253,952
  Payment of dividend                                      (18,622)        (19,800)
  Purchase of treasury stock                                (3,220)        (24,832)
  Purchase of stock for incentive plan                     (41,580)
  Net change in borrowed money                             300,000
                                                    -------------------------------
       Net cash provided by financing activities            28,769         467,740
                                                    -------------------------------

Net Change in Cash and Cash Equivalents                   (258,598)       (376,123)
Cash and Cash Equivalents, Beginning of Period             512,729         775,314
                                                    -------------------------------
Cash and Cash Equivalents, End of Period              $    254,131    $    399,191
                                                    ===============================

Additional Cash Flows Information
   Interest paid                                      $    269,165    $    238,242
   Income tax paid                                             127          15,658

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


2.   STATEMENT OF INFORMATION FURNISHED

     The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and item 310 (b) of Regulations S-B. In the opinion of management these statements contain all adjustments necessary to present fairly the financial position as of December 2000 and March 2000, the results of operations for the nine months ended December 2000 and December 1999, the results of operations for the three months ended December 2000 and December 1999, comprehensive income and the cash flows for the nine and three months ended December 2000 and December 1999. All adjustments to the financial statements were normal and recurring in nature. These results have been determined on the basis of generally accepted accounting principles. The results of operations for the nine months and three months ended December 2000 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

                                 PROPOSED MERGER

          On January 12, 2001, the Company announced that it had entered into a non-binding letter of intent to be acquired for $23.00 per share by a company controlled by David Movtady. The transaction is subject to satisfactory completion of due diligence, the execution of a mutually satisfactory definitive agreement within 30 days, regulatory and CGB&L stockholder approvals, and other conditions. On February 7, 2001, the termination clause was extended to be the close of business on February 16, 2001.


                               FINANCIAL CONDITION

     Total assets increased $161,352 from March 31, 2000 to December 31, 2000 or 2.0% for the nine month period. This increase was attributable primarily to increases in the loan portfolio, investment securities, Federal Home Loan Bank (FHLB) Stock, premises and equipment, and other assets offset by decreases in cash and cash equivalents, and interest bearing time deposits. Net loans increased $278,670, investment securities increased $202,669, FHLB Stock increased $10,000, premises and equipment increased $14,683 and other assets increased $12,928. Cash and cash equivalents decreased $258,598 and interest-bearing deposits decreased $99,000.

     The increase in net loans from March 31, 2000 to December 31, 2000 was the result of an increase in one-to-four family residential mortgage loans. This growth was the result of management's continued emphasis on the Bank's loan portfolio. A $99,000 interest bearing time deposit matured and was reinvested in a $110,000 FHLB Bond. Investment securities increased due to the purchase of the FHLB Bond and an increase in the value of the Federal Home Loan Mortgage Corporation ("FHLMC") stock. The increase in premises and equipment was due to improvements to the building.

     The Company experienced a $50,611 or 1% increase in total deposits from March 31, 2000 to December 31, 2000. Other liabilities increased due to FHLMC stock deferred income tax liability. Total stockholders' equity increased $66,691 from March 31, 2000 to December 30, 2000; the increase summarized as follows:

      Stockholders' equity, March 31, 2000..........................  $  1,586,663
      Net Income....................................................        22,315
      Increase in unrealized gain on securities available for sale..        60,747
      Dividends Paid................................................       (18,622)
      Incentive Plan Shares Earned..................................         5,471
      Purchase of Treasury Stock....................................        (3,220)
                                                                      -------------
      Stockholders' equity, December 31, 2000.......................  $   1,653,354
                                                                      =============


                              RESULTS OF OPERATIONS

     NINE MONTHS COMPARISON

     Net income was $7,514 less in the nine months ended December 31, 2000 compared to the same period in 1999. Net interest income was $10,062 lower in the nine months ended December 31, 2000 compared to the same period in 1999. Interest income was $19,840 higher, primarily due to an increase in the average balance in the mortgage loan portfolio offset by a lower average balance of deposits with financial institutions. Interest expense increased by $29,902 in the period ended December 31, 2000 compared to the period ended December 31, 1999 due to an increase in the average balance in interest-bearing deposits and FHLB borrowings.

     The provision for loan losses was $0 for the first nine months in 2000 and $0 for the same period in 1999. Management of the Bank believes that the allowance for loan losses is sufficient based on information currently available. No assurances can be made that future events or conditions or regulatory directives will not result in increased provisions for loan losses or additions to the Bank's allowance for loan losses which may adversely affect net income.

     Noninterest expense was $1,098 higher in the nine months ended December 31, 2000 compared to the same period in 1999. This was attributable to a decrease in employee compensation due to the retirement of a long-time employee, the Simplified Employee Pension Plan that had been in effect was frozen July 1, 1999, the Illinois unemployment contribution rate for the Building and Loan decreased, and a reduction in cost of deposit insurance offset by an increase in other expenses related to financial advisory services for the potential merger discussed previously.

     Income tax expense was $1,909 less in the nine months ended December 31, 2000 compared to the same period in 1999 due to a decrease in net income for the nine months ended December 31, 2000. The effective tax rate is estimated to be 26.4% in 2000 compared to 24.9% in 1999.

     THREE MONTHS COMPARISON

     Net income was $7,163 less in the three months ended December 31, 2000 compared to the same period in 1999 due to an increase in interest income offset by an increase in interest expense and an increase in noninterest expense.

     Net interest income was $122 higher in the three months ended December 31, 2000 compared to the same period in 1999. Interest income was $10,441 higher due to a higher average balance in the mortgage loan portfolio offset by a decrease of deposits with financial institutions. Interest expense increased $10,289 due to higher average balances on interest bearing deposits and FHLB borrowings.

     Noninterest expense was $9,965 higher in the three months ended December 31, 2000 compared to the same period in 1999 primarily due to additional expenses related to financial advisory services for the potential merger discussed previously offset by lower employee and insurance expenses.

     LIQUIDITY AND CAPITAL RESOURCES

     The Bank's primary sources of funds are deposits, principal and interest payments on loans and FHLB advances. While maturities and scheduled amortizations of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Federal Deposit Insurance Corporation ("FDIC"), the Company's and the Bank's primary regulator, requires the Bank to maintain minimum levels of liquid assets. Currently, the required ratio is 5%. The Bank's liquidity ratios were 16.52% and 15.16% at December 31, 2000 and March 31, 2000, respectively, well above the required minimum.

     A review of the Consolidated Statement of Cash Flows included in the accompanying financial statement shows that the Company's cash and cash equivalents ("cash") decreased $258,598 from March 31, 2000 to December 31, 2000. Cash and cash equivalent decreased $376,123 from March 31, 1999 to December 31, 1999. During the first nine months of fiscal 2000, net income, maturing interest-bearing deposits, and increased deposits primarily provided cash. During the same nine months of fiscal 1999, net income, interest-bearing deposits, increased deposits and FHLB borrowings primarily provided cash. Cash was primarily used in 2000 to fund mortgage loans, fund purchase of investments and FHLB stock, fund building improvement, pay dividends and repurchase stock. In 1999 cash was used primarily to fund mortgage loans, repurchase stock and pay dividends.

     As of December 31, 2000, the Bank had outstanding commitments (including undisbursed loan proceeds) of approximately $27,078. The Bank anticipates that it will have sufficient funds available to meet current loan origination commitments. Certificates of deposit, which are scheduled to mature in one year or less from December 31, 2000, total $2.095 million. Based upon the Bank's experience, management believes that a significant portion of such deposits will remain with the Bank.

     Federally insured state-chartered banks are required to maintain minimum levels of regulatory capital. Under current FDIC regulations, insured state-chartered banks generally must maintain

     (i) a ratio of Tier 1 leverage capital to total assets of at least 3.0% (4.0% to 5.0% for all but the most highly rated banks) and (ii) ratio of Tier 1 capital to risk weighted assets of at least 4.0% and (iii) a ratio of total capital to risk weighted assets of at least 8.0%. At December 31, 2000, the Bank was in compliance with applicable regulatory capital requirements as follows:

                 Tier 1 Capital to Total Assets               15.23%
                 Tier 1 Capital to Risk Weighted Assets       31.88%
                 Risk Based Capital to Risk Weighted Assets   32.76%

RECENT ACCOUNTING PRONOUNCEMENTS

During 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement requires companies to record derivatives on the balance sheet at their fair value. Statement No. 137 amended the effective date of Statement No. 133 to fiscal years beginning after June 15, 2000. The new Statement applies to all entities. This Statement may be applied retroactively to financial statements of prior periods. The adoption of the Statement will have no material impact on the Company's financial condition or result of operations.

In September 2000, "FASB" issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This Statement replaces Statement of Financial Accounting Standards No. 125. This Statement is also effective for the recognition and reclassification of collateral and for disclosures relating to securitization transactions. This Statement is effective for fiscal years ending after December 15, 2000. The adoption of this Statement will not have any impact on the company's financial position or results of operations.

PART II. OTHER INFORMATION

     Item l. Legal Proceedings
                Not applicable
     Item 2. Changes in Securities and Use of Proceeds
                Not applicable
     Item 3. Defaults Upon Senior Securities
                Not applicable
     Item 4. Submission of Matters to a Vote of Security Holders
     Item 5. Other Information
                Not applicable
     Item 6. Exhibits and Reports on Form 8-K

     a.   Exhibits
          The following exhibits are filed as part of this report:
          11.0   Computation of earnings per share

     b.   Report on Form 8-K
          During the third quarter of 2000 the Company filed a current report on Form 8-K dated January 16, 2001 with respect to the press release dated January 12, 2001 pertaining to a letter of intent dated January 11, 2001 by and between David Bijan Movtady and CGB&L Financial Group, Inc.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Dated:  February 09, 2001           By: /s/ Maralyn F. Heckman
                                         (Authorized Signor)
                                         President (Principal Executive Officer)
                                         and Treasurer (Chief Financial Officer)