Form 10KSB40
period 2001-03-31
CGB&L FINANCIAL GROUP INC
filed 2001-06-29
CIK 1063227

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the Year ended March 31, 2001
                                           --------------

                        Commission file number 000-24793
                                               ---------

                           CGB&L FINANCIAL GROUP, INC.
                     ---------------------------------------
                 (Name of small business issuer in its charter)

                     Delaware                          37-1374123
           -----------------------------           -------------------
           (State or other jurisdiction of           (IRS Employer
           incorporation or organization)          Identification No.)

        P.O. Box 680, 229 E. SOUTH ST., Cerro Gordo, Illinois 61818-0680
        ------------------------------------------------------ ----------
               (Address of principal executive offices) (Zip Code)

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


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.   [X]

            State issuer's revenues for its most recent fiscal year.
                                    $657,598
                                    --------
The aggregate market value of the voting stock held by non-affiliates of the Registrant, i.e., persons other than directors and executive officers of the Registrant, at May 31, 2001 was $1,577,123. For purposes of this determina-tion only, directors and executive officers of the Registrant have been presumed to be affiliates. The above market value is based upon $23.00 per share, which represents the approximate purchase price per share to be paid in connection with the Corporation's recently announced proposed merger agreement with Golden National Acquisition Corporation.

The Registrant had 97,063 shares of Common Stock outstanding, for ownership purposes, at March 31, 2001.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

The Exhibit Index is located at pages 63-64.


                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None


                                TABLE OF CONTENTS

PART I
                                                                    PAGE

Item 1.  Description of Business . . . . . . . . . . . . . . . . . .   3

Item 2.  Description of Property . . . . . . . . . . . . . . . . . .  30

Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . .  30

Item 4.  Submission of Matters to a
          Vote of Security Holders . . . . . . . . . . . . . . . . .  30

PART II

Item 5.  Market for Common Equity and
          Related Stockholder Matters. . . . . . . . . . . . . . . .  30

Item 6.  Management's Discussion
          and Analysis or Plan of Operation. . . . . . . . . . . . .  32

Item 7.  Financial Statements. . . . . . . . . . . . . . . . . . . .  34

Item 8.  Changes In and Disagreements with Accountants
          on Accounting and Financial Disclosure . . . . . . . . . .  56

PART III

Item 9.  Directors, Executive Officers, Promoters and
          Control Persons; Compliance with Section
          16(a) of the Exchange Act. . . . . . . . . . . . . . . . .  55

Item 10. Executive Compensation. . . . . . . . . . . . . . . . . . .  56

Item 11. Security Ownership of Certain Beneficial
          Owners and Management. . . . . . . . . . . . . . . . . . .  60

Item 12. Certain Relationships and Related Transactions. . . . . . .  63

Item 13. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . .  63

             SIGNATURES  . . . . . . . . . . . . . . . . . . . . . .  66

                             PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

GENERAL

   CGB&L Financial Group, Inc. ("CGB&L" or "the Company") was incorporated on May 21, 1998 and on September 22, 1998 acquired all of the outstanding shares of common stock of Cerro Gordo Building and Loan, s.b., Cerro Gordo, Illinois, (the "Building & Loan") upon the Building & Loan's conversion from a state chartered mutual savings bank to a state chartered stock savings bank (the "Conversion"). CGB&L purchased 100% of the outstanding capital stock of the Building & Loan using 50% of the net proceeds from CGB&L's initial stock offering which was completed on September 22, 1998. CGB&L sold 99,000 shares of common stock in the initial offering at $10 per share, including 7,919 shares purchased by the Building & Loan's Employee Stock Ownership Plan ("ESOP"). The Building & Loan acquired the ESOP shares with proceeds from a CGB&L loan totaling $79,190. The net proceeds of the offering totaled $699,293: $990,000 less $290,707 in underwriting costs and other conversion expenses. CGB&L began trading on the Over The Counter Bulletin Board on September 23, 1998 under the symbol "CGBL".

   The acquisition of the Building & Loan by CGB&L was accounted for as a "pooling-of-interests" under generally accepted accounting principles. The application of the pooling-of-interests method records the assets and liabilities of the merged companies on a historical cost basis with no goodwill or other intangible assets being recorded.

   CGB&L's assets at March 31, 2001 consist primarily of the investment in the Building & Loan of $1,374,207, cash and cash equivalents of $109,098 and interest bearing time deposits of $100,000. CGB&L does not transact any other material business except through its subsidiary, the Building & Loan.

   On February 16, 2001, the Company's Board of Directors approved an agreement and plan of merger with Golden National Acquisition Corporation ("Golden National") and on May 30, 2001 the Company's shareholders approved the merger. Under the terms of this agreement, each Company shareholder will receive approximately $23 per share in exchange for each share of the

Company's common stock on the date of the merger. It had originally been anticipated that this transaction would be completed during the second quarter of 2001. However, it is subject to several other conditions including approval by various regulatory authorities. It now appears the transaction will be completed during the third quarter of 2001 due to continued regulatory review.

BUSINESS OF THE BUILDING & LOAN

   The Building & Loan was originally chartered as a state-chartered savings and loan association in 1886 and converted to a state-chartered savings bank in 1992. Prior to changing its name to Cerro Gordo Building and Loan, s.b on January 1, 1993 the institution operated as Cerro Gordo Building and Loan Association.

   The Building & Loan's primary market area consists of a ten-mile radius of Cerro Gordo, Illinois, which includes portions of the counties of Piatt, Macon, and Moultrie. Cerro Gordo has a population of approximately 1,500. The primary employers located in and around Cerro Gordo include the Cerro Gordo School District, Bridgestone/Firestone, Inc., Caterpillar, Inc., Archer Daniels Midland, and agricultural related businesses.

   The Building & Loan maintains one office in Cerro Gordo and provides savings accounts, certificates of deposit and mortgage loans with an emphasis on one- to four-family residential mortgage loans. At March 31, 2001, the Building & Loan had total assets, liabilities, and stockholders' equity of $8,313,736, $6,674,882, and $1,567,301 respectively.

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


FINANCIAL DATA:
                                                      At March 31
                                            ------------------------------
                                               2001                2000
                                            ----------          ----------
Total assets............................... $8,313,736          $7,981,684
Cash and cash equivalents..................    602,773             512,729
Interest-bearing time deposits.............    392,000             590,000
Investment securities available for sale...    241,693             163,317
Loans, net.................................  6,930,741           6,591,500
Federal Home Loan Bank stock...............     66,400              55,100
Deposits...................................  5,533,382           5,265,067
Long-term debt.............................  1,000,000           1,000,000
Total Stockholders' equity.................  1,567,301           1,586,663



OPERATING DATA:                          For the Fiscal Year Ended March 31,
                                         -----------------------------------
                                               2001               2000
                                            ----------         ----------
Total interest income...................... $  628,652         $  629,303
Total interest expense.....................    357,049            322,918
                                            ----------         ----------
Net interest income........................    271,603            306,385
Provision for loan losses..................         --                 --
                                            ----------         ----------
Net interest income after
 provision for loan loss...................    271,603            306,385
Other income...............................     28,946              4,177
Other expenses.............................    351,336            273,040
                                            ----------         ----------
Income (loss) before income tax............    (50,787)            37,522
Income tax expense.........................     11,886              7,414
                                            ----------         ----------
Net income (loss).......................... $  (62,673)            30,108
                                            ==========         ==========
OTHER DATA:
Number of real estate loans outstanding....        196                209
Number of deposit accounts.................        619                639

KEY OPERATING RATIOS:
The table below sets forth certain
 performance ratios of CGB&L.             For the Fiscal Year Ended March 31,
                                          -----------------------------------
                                                   2001                 2000
                                                   ----             --------
Return on assets (net income (loss) divided
  by average total assets).....................  (0.77%)               0.38%
Return on average equity (net income (loss)
  divided by average equity)...................  (3.99%)               1.84%
Average equity to average assets...............  19.36%               20.69%
Interest rate spread (difference
  between average yield on interest
  earning assets and average cost of
  interest bearing liabilities)................   2.23%                2.67%
Net interest margin (net interest
  income as a percentage of average
  interest earning assets).....................   3.39%                3.88%
Non-interest expense to average assets.........   4.31%                3.46%
Average interest-earning assets to
  interest bearing liabilities................. 125.96%              129.90%
Allowance for loan losses to
  total loans at end of period.................   0.47%                0.50%
Net charge offs to average outstanding
  loans during the period......................    N/A                  N/A
Ratio of nonperforming assets
  To total assets (1)..........................   0.14%                1.70%

--------------------------------
(1) Nonperforming assets include non-accrual loans, accruing loans delinquent 90 days or more and real estate owned.

AVERAGE BALANCE SHEET

   The following table presents the average balance sheet for CGB&L for the years ended March 31, 2001 and 2000, the interest on interest-earning assets and interest-bearing liabilities and the related average yield or cost. The average balances are derived from average monthly balances. The yields or costs are calculated by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown except where noted otherwise. The yields and costs include fees which are considered adjustments to yields.

                                             AT MARCH 31,                          YEAR ENDED MARCH 31,
                                             -----------    -------------------------------------------------------------------
                                                 2001                     2001                               2000
                                               -------      ------------------------------     --------------------------------
                                                                                   AVERAGE                             AVERAGE
                                                            AVERAGE                 YIELD/     AVERAGE                  YIELD/
                                                 RATE       BAL.(5)       INT.       RATE      BAL.(5)       INT.        RATE
                                               -------      -------     -------    -------     -------     -------      -------
                                                                                  (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
 LOANS, NET (1)..............................     8.11%     $ 6,877     $   562       8.17%(4) $ 6,309     $   550        8.72%(4)
   INT-BEARING DEPOSITS WITH
    FINANCIAL INSTITUTIONS...................     5.59          924          57       6.17%      1,332          73        5.48%
  SECURITIES.................................     1.25          228          10       4.39%        192           6        3.13%
                                                            -------     -------                -------     -------
TOTAL INTEREST-EARNING ASSETS................     7.86        8,029         629       7.83%      7,833         629        8.03%
                                                                        -------                            -------
   NON-INTEREST-EARNING ASSETS...............                   119                                 54
                                                            -------                            -------
TOTAL ASSETS.................................               $ 8,148                            $ 7,887
                                                            =======                            =======
INTEREST-BEARING LIABILITIES:
  DEPOSITS:
    SAVINGS..................................     2.50      $   388          10       2.58     $   398          10        2.51
    CERTIFICATES.............................     6.14        4,986         283       5.68       4,815         264        5.48
                                                            -------     -------                -------     -------
    TOTAL DEPOSITS...........................     5.88        5,374         293       5.46       5,213         274        5.26
  FHLB ADVANCES..............................     6.29        1,000          64       6.40         817          49        6.00
                                                            -------     -------                -------     -------
TOTAL INTEREST-BEARING
  LIABILITIES................................     6.00        6,374         357       5.60       6,030         323        5.36
                                                            -------     -------                -------     -------


NON-INTEREST-BEARING LIABILITIES                                197                                225
                                                            -------                            -------
  TOTAL LIABILITIES..........................                 6,571                              6,255

  STOCKHOLDERS' EQUITY   ....................                 1,577                              1,632
                                                            -------                            -------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY.....               $88,148                            $ 7,887
                                                            =======                            =======
NET INTEREST INCOME;
  INTEREST RATE SPREAD (2)...................     1.86%                 $   272       2.23%                $   306        2.67%
                                               =======                  =======    =======                 =======     =======
NET INTEREST MARGIN (3)......................     2.99%                               3.39%                               3.88%
                                               =======                             =======                             =======
RATIO OF AVERAGE INT-EARNING
 ASSETS TO INT-BEARING LIABILITIES              126.03%                             125.96%                             129.90%
                                               =======                             =======                             =======
----------------------------------

     (1) Amount is net of deferred loan fees, loan discounts and premiums, loans in process, allowance for loan losses and nonperforming loans.
     (2) Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
     (3) Net interest margin represents net interest income divided by average interest-earning assets.
     (4) Loan fees included in interest income were $22,811 and $37,199 for 2001 and 2000, respectively.
     (5)   Average balances are based on month-end balances.

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

                                                                     ------------------------               ------------------------
                                                                       Year Ended March 31,                   Year Ended March 31,
                                                                     ------------------------               ------------------------
                                                                        2001    vs.   2000                     2000    vs.    1999
                                                                     ------------------------               ------------------------
                                                                        Increase (Decrease)                   Increase (Decrease)
                                                                               Due to                                Due to
                                                                     ------------------------               ------------------------
                                                                     Volume      Rate     Net               Volume     Rate     Net
                                                                     ------      ----     ---               ------     ----     ---
                                                                            (In Thousands)                         (In Thousands)
Interest-earning assets:

  Loans, net.........................................................   $48     ($36)     $12                  $61     ($18)    $43

  Interest-bearing deposits with
    financial institutions...........................................   (24)       8      (16)                  14       (3)     11

  Securities.........................................................     1        3        4                   --        1       1

  Total change in interest income....................................   $16     $(16)      $0                  $76     ($21)    $55

Interest-bearing liabilities:

  Deposits:

  Savings............................................................     0        0        0                   (2)      (2)     (4)

  Certificates.......................................................    10        9       19                    9       (7)      2

  FHLB advances......................................................    12        3       15                   13       (3)     10

  Total change in
    interest expense.................................................    19       15       34                   17       (9)      8

Net change in net interest income....................................   ($3)    ($31)    ($34)                 $60     ($13)    $47

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

   At March 31, 2001 CGB&L held $241,693 in investments securities, compared with $163,317 at March 31, 2000.

   The following table sets forth CGB&L's investment securities portfolio at carrying value at the dates indicated.


                                                    March 31,
                                  --------------------------------------------
                                           2001                   2000
                                  --------------------   ---------------------
                                   Book     Percent of    Book      Percent of
                                   Value    Portfolio     Value     Portfolio
                                  --------  ----------   --------   ----------
FHLMC common stock..............  $241,693      100%     $163,317       100%
                                  ========      ====     ========       ====


The FHLMC common stock had a book value and market value of $241,693 as of March 31, 2001 which was in excess of 10% of CGB&L's retained earnings at that date.

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

                                                  Amount of Loans Outstanding at

                                                        March         March
                                                      31, 2001      31, 2000
                                                    -----------   -----------
Real estate
 One- to four-family residential                    $ 6,605,290   $ 6,361,223

 Multi-family residential                                58,173        68,777

 Commercial                                             239,768       255,131
                                                    -----------  -----------
  Total Real Estate Mortgage Loans                    6,903,231     6,685,131
 Consumer (Share loans)                                 134,402       124,841
                                                    -----------   -----------
                                                      7,037,633     6,809,972
Less:
 Undisbursed portion of loans (1)                       (19,812)     (122,500)

 Deferred loan fees                                     (54,380)      (63,272)
                                                    -----------   -----------
   Total loans, gross                                 6,963,441     6,624,200

 Allowance for loan losses                              (32,700)      (32,700)
                                                    -----------   -----------
   Total loans, net                                 $ 6,930,741   $ 6,591,500
                                                    ===========   ===========

(1) The undisbursed portion of loans represents amounts included in gross loans that have been approved, but not disbursed to the borrower.

                                              Percentage of Loans Outstanding at

                                                     March         March
                                                   31, 2001      31, 2000
                                                   --------      --------
Real estate:
 One- to four-family                                   93.9%         93.4%
 Multi-family residential                                .8           1.0
 Commercial                                             3.4           3.8

Consumer (Share loans)                                  1.9           1.8
                                                   --------      --------
Total loans                                           100.0%        100.0%
                                                   ========      ========

   ONE- TO FOUR-FAMILY RESIDENTIAL LOANS. The primary lending activity of the Building & Loan is the extension of fixed rate first mortgage residential loans ranging in terms from 10 to 30 years to enable borrowers to purchase existing one- to four-family homes or to construct new one- to four-family homes. Management believes that its policy of focusing on one- to four-family residential mortgage loans has been successful in contributing to interest income while keeping delinquencies and losses to a minimum.

   The average outstanding balance of the loans included in the Building & Loan's one- to four-family residential loan portfolio as of March 31, 2001 was approximately $35,361. Management estimates that the average size of a new single family residential first mortgage loan in its market area is approximately $55,000.

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

   SHARE LOANS. Share Loans are loans to depositors of the Building & Loan which are secured by the borrowers' deposits. Under the Building & Loan's current lending policies, share loans are limited to 90% of the borrower's savings on deposit with the Building & Loan. The borrower's deposit account is flagged by the Building & Loan. These accounts are monitored to insure that the loan principal and interest balance is not more than 90% of the borrower's passbook account or certificate of deposit. The rate of interest charged on share loans is the greater of (i) the 20 year residential mortgage rate (loan-to-value of 80% or less) or (ii) one and one-half percent over the interest rate paid on the deposit account that is pledged as collateral.

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

   NON-PERFORMING ASSETS. Non-performing assets include loans placed on non-accrual status, loans that are 90 or more days past due, troubled debt restructurings and foreclosed properties. The Building & Loan places loans that are 90 days or more past due on non-accrual status unless such loans are adequately collateralized and in the process of collection. Accrual of interest on a non-accrual loan is resumed only when all contractually past due payments are brought current and management believes that the outstanding loan principal and contractually due interest are no longer doubtful of collection. As of March 31, 2001, no loans were on non-accrual status.

   Property acquired by the Building & Loan as a result of a foreclosure, property upon which a judgement of foreclosure has been entered but for which no foreclosure sale has yet taken place and property which is in substance foreclosed are classified as foreclosed property or real estate owned. Foreclosed properties are recorded at the lower of the unpaid principal balance of the related loan or fair market value. The amount by which the recorded loan balance exceeds the fair market value at the time the property is classified as foreclosed property is charged against the allowance for loan losses. Any subsequent reduction in the carrying value of a foreclosed property, along with expenses to maintain or dispose of a foreclosed property, is charged against current earnings. As of March 31, 2001, the Building & Loan had no foreclosed properties or "real estate owned."

   The following table sets forth information with respect to the Building & Loan's non-performing assets for the periods indicated. During the periods shown, the Building & Loan had no troubled debt restructured loans within the meaning of Statement of SFAS 15.

                                                        At March 31,
                                                  ------------------------
                                                     2001          2000
Loans accounted for on                            ----------    ----------
  a non-accrual basis:                            $       --    $       --
Accruing loans which are contractually
  Past due 90 days or more:
   Real estate -
    One- to four-family.......................        11,966       135,705
    Multi-family...............................           --            --
    Commercial.................................           --            --
   Share......................................            --            --
                                                  ----------    ----------
    TOTAL.....................................    $   11,966    $  135,705
                                                  ----------    ----------
Total of nonaccrual and 90 days past due loans    $   11,966    $  135,705

Real estate owned.............................            --            --
Other nonperforming assets....................    $       --            --
                                                  ----------    ----------
  Total nonperforming assets......................$   11,966    $  135,705
                                                  ==========    ==========

Total loans delinquent 90 days or more to net loans      .17%         2.06%
Total loans delinquent 90 days or more to total assets   .14%         1.70%
Total nonperforming assets to total assets               .14%         1.70%

   As of and during years ended March 31, 2001 and 2000 there were no impaired loans. In applying the provisions of Statement of Financial Accounting Standards
(SFAS) No. 114, the Building and Loan considers its investments in one- to four-family residential and share loans to be homogeneous and therefore excluded from separate identification for valuation of impairment. As of March 31, 2001 the Building & Loan has no loans where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present repayment terms.

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

   At March 31, 2001 and 2000 the aggregate amounts of the Building & Loan's classified assets and the Building & Loan's general loss allowances for the period then ended, were as follows:

                                               At March 31,
                                      -----------------------------
                                        2001                 2000
                                      --------             --------
Substandard assets................    $ 11,966             $135,705
General loss allowances...........    $ 32,700             $ 32,700

   The classified assets identified in the table above at March 31, 2001 relate to one residential mortgage loan and at March 31, 2000 relate to four residential mortgage loans of which no loss was incurred.

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

   The Building & Loan established no provisions for loan losses for the years ended March 31, 2001 or March 31, 2000. At March 31, 2001, the Building & Loan had an allowance for loan losses of $32,700, or, .47%, of total loans, and 273% of substandard assets.

   Management believes that the Building & Loan's loan loss reserves were adequate at March 31, 2001. There can be no assurance, however, that the allowance for loan losses will be adequate to cover losses which may in fact be realized in the future and that additional provisions for loan losses will not be required. Any material increase in reserves or material loss for which an adequate reserve has not been established may adversely affect the Building & Loan's financial condition and earnings.

   The following table sets forth an analysis of the Building & Loan's gross allowance for possible loan losses for the periods indicated. Where specific loan loss reserves have been established, any difference between the loss reserve and the amount of loss realized has been charged or credited to current income.

                                                       Period Ended March 31,
                                                       ---------------------
                                                         2001         2000
                                                       --------     --------
Allowance at beginning of period....................   $ 32,700     $ 32,700
Provision for loan losses...........................         --           --
  Total recoveries..................................         --           --

  Total charge offs.................................         --           --
                                                       --------     --------
  Balance at end of period..........................   $ 32,700     $ 32,700
                                                       ========     ========
Ratio of allowance to total loans
 outstanding at the end of the period                       .47%         .50%
Ratio of net charge offs to average
 loans outstanding during the period                        N/A          N/A

   The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated.

                                               At March 31,
                                ---------------------------------------------
                                        2001                   2000
                                ---------------------   ---------------------
                                            As % of                 As % of
                                          Outstanding             Outstanding
                                             Loans                   Loans
                                Amount    in Category   Amount    in Category
                                -------     -------     -------     -------
Real estate - mortgage:
  One- to four- family........  $31,555        96.5%    $30,850          94%
  Multi-family................       --          --          --            -
  Commercial..................    1,145         3.5%      1,850           6%
Share.........................       --          --          --            -
Unallocated...................       --          --          --            -
Total allowance for             -------     -------     -------         ----
 loan losses..................  $32,700         100%    $32,700         100%
                                =======     =======     =======         ====

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

   At March 31, 2001, the Building & Loan had $300,551 invested in certificate accounts in the amount of $100,000 or more. These accounts included no deposits with a remaining maturity of 3 months or less, $100,551 with a maturity of 3 to 6 months, $100,000 with a maturity of 6 months to 1 year and $100,000 with a maturity of over 1 year.

  The following table shows the average amount of deposits and average rate of interest paid thereon for the years indicated.

                                     March 31, 2001         March 31, 2000
                                   -----------------       ----------------
                                    Average  Average       Average  Average
                                     Amount     Rate        Amount     Rate
                                   ----------  -----       ---------  -----
Regular Savings Accounts           $  388,330  2.58%      $  398,330  2.51%

Fixed Rate Certificate of Deposit   4,986,478  5.68%       4,814,978  5.48%
                                   ----------  -----       ---------  -----
            Total Deposits         $5,374,808  5.46%      $5,213,308  5.26%
                                   ==========  =====      ==========  =====

RETURN ON EQUITY AND ASSETS                             2001            2000
                                                       ------          ------
Return on assets (net income (loss) divided by
  average total assets)                                (0.77%)          0.38%
Return on equity (net income (loss) divided by
  average total equity)                                (3.99%)          1.84%
Dividend payout ratio (dividends per
  share divided by net income per share)                N/A(1)          0.61%
Equity to assets ratio (average equity
  divided by average total assets)                      19.36%         20.69%

(1) Not applicable as the company recorded a net loss during that period.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES, LITIGATION REFORM ACT OF
1995

This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. CGB&L intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of CGB&L, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. CGB&L's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of CGB&L and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes and/or approvals, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in CGB&L's market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Such statements speak only of CGB&L's views as of the date this statement was made, and they are not a guarantee of future performance. Certain factors concerning CGB&L and its business, including additional factors that could affect CGB&L's financial results, are listed below.

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

   The Building & Loan depends to a considerable degree on a limited number of key management personnel, in particular, the C.E.O., Maralyn F. Heckman and Board Secretary Michelle Shively. The loss of such personnel could adversely effect the Building and Loan's operations. CGB&L and the Building & Loan have each entered into an Employment Agreement with Mrs. Heckman. Management believes that the future success of CGB&L will depend in large part upon its abilities to attract and retain qualified personnel.

   The ESOP and MRP plans for employee incentive, increase employee compensa-tion expense and could affect the future earnings of the Building & Loan.

   Potential impact of changes in real estate property values could have a material effect on the Building and Loan's operations. At March 31, 2001, approximately 98.1% of the Building & Loan's net loan portfolio consisted of loans secured by real estate properties located in central Illinois. There is no assurance as to the future performance of the central Illinois real estate markets.

   Potential changes in interest rates could effect the Building & Loan's future earnings. The operations of the Building and Loan are substantially dependent on its net interest income, which is the difference between the interest income earned on its interest-earning assets and the interest expense paid on its interest-bearing liabilities. "See Business of the Building & Loan."

   Significant competition both in attracting deposits and in originating loans could be a factor to the Building & Loan's future earnings due to the low growth primary market area. Reporting requirements related to being a public company have increased expenses, affecting consolidated earnings.

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

   The Building and Loan's Board of Directors monitors its interest rate sensitivity through the use of the net portfolio value model produced by the Commissioner which generates estimates of the change in the Building and Loan's net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The Commissioner produces such estimates utilizing its own model, based upon data submitted on the Building and Loan's Call Report on a quarterly basis. The Commissioner's model assumes estimated loan prepayment rates, reinvestment rates and deposit decay rates.

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

   The Building and Loan's deposits include a relatively high amount of certificates of deposit ("certificates"), which are generally higher costing and more interest-rate sensitive than "core" deposits. At March 31, 2001, $5.2 million of the Building and Loan's total deposits were comprised of certificates of which $2.3 million, or 44.2%, were scheduled to mature within one year. Certificates generally are a more costly and volatile source of funds than savings accounts. In addition, certificates are more likely to be invested in other instruments than are savings accounts. Notwithstanding the foregoing, management believes that most of its certificates will remain at the Building and Loan upon maturity. The Building and Loan does not accept brokered deposits.

   In addition to affecting interest income and expense, changes in interest rates also would affect the value of the Building and Loan's interest-earning assets, which are comprised of fixed instruments, and the ability to realize gains from the sale of such assets if the loans were sold. The Building and Loan historically has serviced all loans locally. As of March 31, 2001, $6.8 million or 82.55% of the Building and Loan's interest-earning assets were fixed-rate loans.

COMPETITION

   The Building & Loan faces strong competition both in attracting deposits and making real estate loans. Its most direct competition for deposits has historically come from other savings institutions, credit unions and commercial banks located in its market area including many large financial institutions that have greater financial and marketing resources available to them. As of March 31, 2001, the Building & Loan's total deposits ranked ninth out of nine commercial banks and savings associations operating in Piatt County, Illinois. In addition, during times of high interest rates, the Building & Loan has faced significant competition for investors' funds from short-term money market securities, mutual funds and other corporate and government securities. The ability of the Building & Loan to attract and retain savings deposits depends on its ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.

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

LIQUIDITY

   The Building and Loan's primary sources of funds are deposits, principal and interest payments on loans and FHLB advances. While maturities and scheduled amortizations of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Federal Deposit Insurance Corporation ("FDIC"), the Building and Loan's primary regulator, requires the Building and Loan to maintain minimum levels of liquid assets. Currently, the required ratio is 5%. The Building and Loan's liquidity ratio was 18.25% at March 31, 2001, well above the required minimum.

   As of March 31, 2001, the Building and Loan had outstanding commitments (including undisbursed loan proceeds) of $101,312. The Building and Loan anticipates it will have sufficient funds available to meet its current loan origination commitments. Certificates of deposit, scheduled to mature in one year or less from March 31, 2001, total approximately $2.3 million. Based upon the Building and Loan's experience, management believes that a signifi- cant portion of such deposits will remain with the Building and Loan.

PERSONNEL

   As of March 31, 2001, the Building & Loan had a total of 4 full-time employees. The Building & Loan's employees are not represented by a union or collective bargaining group. The Building & Loan considers its relationship with its employees to be satisfactory.

                         REGULATION AND SUPERVISION
GENERAL

   Financial institutions and their holding companies are extensively regulated under federal and state law by various regulatory authorities including the Federal Reserve Board, the Federal Deposit Insurance Corporation ("FDIC") and the Illinois Office of Banks and Real Estate ("Commissioner"). The financial performance of CGB&L and the Building & Loan may be affected by such regulation, although the extent to which they may be affected cannot be predicted with a high degree of certainty.

   Federal and state laws and regulations generally applicable to financial institutions and their holding companies regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to CGB&L and the Building & Loan establishes a comprehensive framework for their operations and is intended primarily for the protection of the FDIC's deposit insurance funds and the depositors of the Building & Loan, rather than the stockholders of CGB&L.

   The following references to material statutes and regulations affecting CGB&L and the Building & Loan are brief summaries thereof and are qualified in their entirety by reference to such statutes and regulations. Any change in applicable law or regulations may have a material effect on the business of CGB&L and the Building & Loan.

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

   FDIC-insured institutions also are required to adhere to certain risk-based capital guidelines which are designed to provide a measure of capital more sensitive to the risk profiles of individual banks. Under the risk-based capital guidelines, capital is divided into two tiers: core (Tier 1) capital, as defined above, and supplementary (Tier 2) capital. (Tier 2) capital that may be recognized for risk-based capital purposes is limited to 100% of core capital and includes cumulative perpetual preferred stock, perpetual preferred stock for which the dividend rate is reset periodically based on current credit standing, regardless of whether dividends are cumulative or noncumulative, mandatory convertible securities, subordinated debt, intermediate preferred stock and the allowance for possible loan and lease losses. The allowance for possible loan and lease losses includable in Tier 2 capital is limited to a maximum of 1.25% of risk-weighted assets.

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

   FDIC insured institutions must maintain Tier 1 capital of not less than 4% of risk-weighted assets and total capital of not less than 8% of risk-weighted assets. At March 31, 2001, the Building and Loan was in compliance with applicable regulatory capital requirements as follows:

          Tier 1 Capital to Average Assets                 15.23%
          Tier 1 Capital to Risk Weighted Assets           32.20%
          Risk Based Capital to Risk Weighted Assets       33.07%

   DIVIDENDS. Under the ISBA, dividends may only be declared when the total capital of the Building & Loan is greater than that required by Illinois law. Dividends may be paid by the Building & Loan out of its net profits (i.e., earnings from current operations, plus actual recoveries on loans, investments and other assets, after deducting all current expenses, including dividends or interest on deposits, additions to reserves as required by the Commissioner, actual losses, accrued dividends on preferred stock, if any, and all state and federal taxes). The written approval of the Commissioner must be obtained, however, before a savings bank having total capital of less than 6% of total assets may declare dividends in any calendar year in an amount in excess of 50% of its net profits for that calendar year. A Building & Loan may not declare dividends in excess of its net profits in any year without the approval of the Commissioner. In addition, before declaring a dividend on its capital stock, the Building & Loan must transfer no less than 10% of its net profits of the preceding half year in the case of quarterly of semi-annual dividends, or not less than 10% of the net profits for the preceding two half periods in the case of annual dividends to its paid-in surplus until it shall have paid in surplus equal to its capital stock. Finally, the Building & Loan will be unable to pay dividends in an amount which would reduce its capital below the greater (i) the amount required by the FDIC, (ii) the amount required by the Commissioner or
(iii) the amount required for the liquidation account established by the Building & Loan in connection with the Conversion.

   STANDARDS FOR SAFETY AND SOUNDNESS. The federal banking agencies adopted Interagency Guidelines Establishing Standards for Safety and Soundness (the "Guidelines"). The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The Guide-lines address internal controls and information systems, internal audit systems, credit underwriting, loan documentation, interest rate risk exposure, asset growth, asset quality, earnings and compensation, fees and benefits. If FDIC determines that an insured institution fails to meet any standard prescribed by the Guidelines, the FDIC may require the institution to submit an acceptable plan to achieve compliance with the standard.

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

   TRANSACTIONS WITH AFFILIATES. Under current federal law, transactions between depository institutions and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings bank is any company or entity that controls, is controlled by, or is under common control with the savings bank, other than a subsidiary. In a holding company context, at a minimum, the parent holding company of a savings bank and any companies which are controlled by such parent holding company are affiliates of the savings bank. Generally, Section 23A limits the extent to which the Building & Loan or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of the Building and Loan's capital stock and surplus, and contains an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. The term "covered transactions" includes the making of loans or other extensions of credit to an affiliate; the purchase of assets from an affiliate; the purchase of, or an investment in, the securities of an affiliate; the acceptance of securities of an affiliate as collateral for a loan or extension of credit to any person; or issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate. Section 23A also establishes specific collateral requirements for loans or extensions of credit to, or guarantees, acceptances on letters of credit issued on behalf of an affiliate. Section 23B requires that covered transactions and a broad list of other specified transactions with affiliates be on terms substantially the same, or no less favorable, to the savings bank or its subsidiary as similar transactions with non-affiliates. In the absence of similar transactions, the terms must be those which, in good faith, would be offered to those who are not affiliates.

   Further, Section 22(h) of the Federal Reserve Act restricts a savings bank with respect to loans to directors, executive officers, and principal stockholders. Under Section 22(h), loans to directors, executive officers and stockholders who control, directly or indirectly, 10% or more of voting securities of a savings bank, and certain related interests of any of the foregoing, may not exceed, together with all other outstanding loans to such persons and affiliated entities, the savings bank's total capital and surplus.
Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers, and shareholders who control 10% of more of voting securities of a stock savings bank, and their respective related interests, unless such loan is approved in advance by a majority of the board of directors of the savings bank. Any "interested" director may not participate in the voting. The loan amount (which includes all other outstanding loans to such person and their related interests) as to which such prior board of director approval is required, is the greater of $25,000 or 5% of capital and surplus or any loans over $500,000. Further, pursuant to
Section 22(h), loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions to other persons, except that such insiders may receive preferential loans made pursuant to a benefit or compensation program that is widely available to the institution's employees and does not give preference to the insider over other employees. Section 22(g) of the Federal Reserve Act places additional limitations on loans to executive officers.

   INSURANCE OF DEPOSIT ACCOUNTS. Deposits of the Building and Loan are presently insured by the SAIF. The amount each insured depository institution pays for FDIC deposit insurance coverage is determined in accordance with a risk-based assessment system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. SAIF member institutions classified as well-capitalized and considered healthy pay the lowest premium (currently 0% of deposits) while SAIF member institutions that are undercapitalized and of substantial supervisory concern pay the highest premium (currently up to .27% of deposits).

   FICO BOND PAYMENTS. The Building and Loan also pays assessments for the payment of bonds issued by the Financing Corporation in the late 1980s to recapitalize the Federal Savings and Loan Insurance Corporation.

   FEDERAL RESERVE SYSTEM. The Federal Reserve Board regulations require depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations currently require that reserves be maintained against aggregate transaction accounts as follows: for that portion of net transaction accounts aggregating $42.8 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for net transaction accounts greater than $42.8 million, the reserve requirement is $1.284 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $42.8 million. The first $5.5 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce the Building and Loan's interest-earning assets. Federal Home Loan Bank ("FHLB") System members are also authorized to borrow from the Federal Reserve "discount window," but Federal Reserve Board regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

   COMMUNITY REINVESTMENT ACT. Under the Community Reinvestment Act, as amended ("CRA"), as implemented by FDIC regulations, a savings bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The FDIC is required to provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system and an institution's rating is subject to public disclosure. The Building & Loan's latest CRA rating received from the FDIC was "Satisfactory."

   FEDERAL HOME LOAN BANK SYSTEM. The Building & Loan is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Building & Loan, as a member of the FHLB of Chicago, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB of Chicago, whichever is greater. The Building & Loan was in compliance with this requirement with an investment in FHLB of Chicago stock at March 31, 2001, of $66,400. FHLB advances must be secured by specified types of collateral and all long-term advances may be obtained only for the purpose of providing funds for residential housing financing. At March 31, 2001, the Building & Loan had $1 million in FHLB advances.

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

   Under the Bank Holding Company Act and regulations promulgated by the Federal Reserve Board, a bank holding company must seek and obtain approval of the Federal Reserve Board before taking any of several actions. For example, subject to certain specific exceptions, a bank holding company may not acquire direct or indirect ownership or control of more than five percent of the voting shares or substantially all assets of a bank without prior approval of the Federal Reserve Board. Also (and again subject to certain exceptions), a bank holding company may not merge with or consolidate into another bank holding company without such prior approval.

   Until the passage of the Gramm-Leach-Bliley Act in November, 1999, the Bank Holding Company Act and applicable regulations generally prohibited bank holding companies from acquiring direct or indirect ownership or control of voting shares of any company which was not either a bank or bank holding company. In addition, Federal Reserve Board regulations generally prohibited bank holding companies from engaging directly or indirectly in any activity other than (i) banking, or managing or controlling banks and other sub-sidiaries authorized under the Bank Holding Company Act and (ii) activities so closely related to banking, or managing or controlling banks as to be a proper incident thereto.

   Under the Gramm-Leach-Bliley Act, a bank holding company that elects to become a "financial holding company" may engage in any activity that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines is
(i) financial in nature or incidental thereto, or (ii) comple-mentary to any such financial-in-nature activity, provided that such complementary activity does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. A bank holding company may elect to become a financial holding company only if each of its depository institution subsidiaries is well-capitalized, well-managed, and has a Community Reinvestment Act rating of "satisfactory" or better at its most recent examination.

   This new law specifies many activities that are financial in nature, including lending, exchanging, transferring, investing for others, or safeguarding money or securities; underwriting and selling insurance; providing financial, investment, or economic advisory services; underwriting, dealing in, or making a market in securities; and those activities currently permitted for bank holding companies that are so closely related to banking, or managing or controlling banks, as to be a proper incident thereto.

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

   A bank holding company's Tier 1 capital generally consists of common stockholder's equity, noncumulative perpetual preferred stock (including any related surplus); and minority interest in the common equity accounts of consolidated subsidiaries offset by goodwill and certain other intangible assets. A bank holding company's Tier 2 capital generally consists of the allowance for loan and lease losses (subject to certain limitations), perpetual preferred stock and related surplus (subject to certain conditions) hybrid capital instruments, perpetual debt and mandatory convertible debt securities, term subordinated debt, and intermediate-term preferred stock.

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

INTERSTATE BANKING AND BRANCHING

   Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act"), the Federal Reserve Board is permitted, under specified circumstances to approve the acquisition by a bank holding company located in one state of a bank or a bank holding company located in another state, without regard to any prohibition contained in state law.

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

   Illinois law, unlike the laws of some states and as permitted by federal law, does not authorize the establishment of de novo branches or the purchase by an out-of-state bank of one or more branches of a bank with its main office in Illinois. Since the laws of the various states which do authorize de novo branches or branch purchases normally have reciprocity provisions, Illinois state-chartered banks generally are not able to establish or acquire branches in other states except through the merger with a bank in another state.

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

During 2000, the FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This Statement replaces Statement of Financial Accounting Standards No. 125. This Statement is effective for fiscal years ending after December 15, 2000. The adoption of this Statement had no impact on the Company's financial condition or results of operation.

ITEM 2.   DESCRIPTION OF PROPERTY.

    The Building & Loan conducts its business through its sole office at 229 E. South Street, Cerro Gordo, Illinois 61818. The institution moved to this office in 1963. It consists of the first floor of a two-story, brick building. At March 31, 2001, the net book value of the Building & Loan's premises and equipment was $30,741. The Building & Loan believes that its facilities are adequate for its current needs and those of the foreseeable future. The property is not subject to any encumbrances and is adequately covered by insurance.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   During the quarter ended March 31, 2001, no matters were submitted to a vote of security holders through a solicitation of proxies or otherwise.

                                   PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

   The following table shows, for the indicated periods, the range of prices per share of CGB&L's common stock in the over-the-counter market of which CGB&L is aware. This information was obtained from Trident Securities, Inc.

   As to the bids of 10.5 and 10, this information is based on private transactions between CGB&L and two individual shareholders.

   As to the high bid of 23 this quarter, this represents the terms of the merger agreement the Company signed February 16, 2001 with Golden National Acquisition Corporation, a company controlled by David Bijan Movtady. The terms of the merger call for CGB&L stockholders to receive approximately $23.00 in cash for each share of CGB&L they own.

  As to the low bid of 12.50 this quarter, this represents the lowest proposal of six offers received for the purchase of the Company's common stock.

   Except for the 10.5, 10, 12.50 and 23 bids, which were not over the counter, these quotations represent inter-dealer prices without retail mark-ups, mark-downs or commissions and do not necessarily represent actual stock transactions. For the periods after June 30, 1999, there were no high or low bids over the counter. At this time, there is no active trading market in the stock. CGB&L's common stock was first issued on September 28, 1998 at a price to the public of $10 per share.

                                Bid price
                            High         Low            Dividend paid
                            ----         ----           --------------
09/28/1998 - 12/31/1998     11           10                  --
01/01/1999 - 03/31/1999     11           11                  --
04/01/1999 - 06/30/1999     11            9                 .10
07/01/1999 - 09/30/1999     --           --                  --
10/31/1999 - 12/31/1999     10.50        10.50              .10
01/01/2000 - 03/31/2000     --           --                  --
04/01/2000 - 06/30/2000     --           --                 .10
07/01/2000 - 09/30/2000     10           10                  --
10/31/2000 - 12/31/2000     --           --                 .10
01/01/2001 - 03/31/2001     23           12.50               --

   At March 31, 2001, there were approximately 90 holders of record of CGB&L's common stock.

   The Board of Directors has the authority to declare dividends, subject to statutory and regulatory requirements. The Board of Directors paid semi-annual cash dividends of $.10 per share on May 11, 1999 to stockholders of record as of April 27, 1999, again on November 10, 1999 to stockholders of record as of October 26, 1999, again on May 11, 2000 to stockholders of record as of April 27, 2000, and again on November 10, 2000 to stockholders of record as of October 26, 2000. Declarations of dividends and the amount of any declared dividends are subject to the discretion of the Board of Directors, and depend upon a number of factors, including, without limitation, investment opportunities available to CGB&L, strategic plans, capital requirements, regulatory limitations, CGB&L's financial condition and results of operations. When dividends are declared, CGB&L probably will be largely dependent upon dividends from the Building & Loan for funds to pay common stock dividends.

   The Federal Reserve Board has issued a policy statement on the payment of cash dividends by Building & Loan holding companies. In the policy state-ment, the Federal Reserve Board expressed its view that a bank holding company experiencing earnings weaknesses should not pay cash dividends exceeding its net income or which could only be funded in ways that weakened the bank holding company's financial health, such as by borrowing. The Federal Reserve Board additionally possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations.

   Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. In addition to the restrictions on dividends imposed by the Federal Reserve Board, the Delaware General
  Corporation Law would allow CGB&L to pay dividends only out of its surplus, or if CGB&L has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Under the ISBA and the regulations of the Commissioner, dividends may be paid by CGB&L out of its net profits (i.e., earnings from current operations, investments and other assets plus actual recoveries on loan, net or current expenses including dividends or interest on deposits, additions to reserves as required by the Commissioner, actual losses, accrued dividends on preferred stock, if any and all state and federal taxes). The written approval of the Commissioner must be obtained, however, before CGB&L may declare dividends in any calendar year in an amount in excess of 50% of its net profits for that calendar year. Additionally, CGB&L will be unable to pay dividends in an amount which would reduce its capital below the greater of the amount required (i) by the FDIC or (ii) for the liquidation account established by the CGB&L in connection with its conversion to the stock form of organization. The Commissioner and the FDIC also have the authority to prohibit dividend payment by CGB&L if either body determines that the distribution would constitute an unsafe or unsound practice.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2001 AND MARCH 31, 2000.

   Total assets increased $332,052 from $7,981,684 at March 31, 2000 to $8,313,736 at March 31, 2001 or 4.2% compared to a 8.1% increase in the year ending March 31, 2000. This increase was attributable primarily to the $339,241 increase in the loan portfolio from $6,591,500 at March 31, 2000 to $6,930,741 at March 31, 2001, a $90,044 increase in cash and cash equivalents from $512,729 at March 31, 2000 to $602,773 at March 31, 2001, a $78,376 increase in investment securities, a $14,215 increase in premises and equipment, a $11,300 increase in FHLB stock offset by a $198,000 decrease in interest-bearing time deposits from $590,000 to $392,000 for the same period and a $3,124 decrease in other assets.

   The $78,376 increase in investment securities from March 31, 2000 to March 31, 2001 was the result of an increase in the market value of the Federal Home Loan Mortgage Corporation ("FHLMC") stock. The FHLMC stock value at March 31, 2000 was $163,317 compared to $241,693 at March 31, 2001. The FHLMC stock is the sole investment security held by the Building & Loan.

   The $339,241 increase in net loans from March 31, 2000 to March 31, 2001 was the result primarily of one- to four-family loan originations. This 5.1% increase in loans was primarily due to aggressively pursuing this category of loan by publishing mortgage rates weekly. For owner occupied residential fixed rate mortgages, the Building and Loan offers a maximum maturity of 30 years and a maximum loan-to-value of 90%. Loan fee points are no longer collected on residential mortgage loans.

   Interest bearing deposits decreased $198,000 or 33.6% from $590,000 at March 31, 2000 to $392,000 at March 31, 2001 and cash and cash equivalents increased by $90,044 for the same period. The $14,315 increase in premises and equipment was the result of exterior property improvements necessitated by the demolition of an adjoining building.

   Customers' interest-bearing deposits increased $268,315 or 5.1% from $5,265,067 at March 31, 2000 to $5,533,382 at March 31, 2001. The funds generated from new deposits and proceeds from maturing time deposits were used primarily to fund the mortgage loan portfolio.

   Equity received from contributions to the Employee Stock Ownership Plan
(ESOP) was $71,553 at March 31, 2001 compared to $20,278 at March 31, 2000. This $51,275 increase represents the $23 share value set by the purchase agreement for shares released during four quarters in fiscal year 2001 as compared to the lower fair market value in fiscal year 2000.

   Total stockholders' equity decreased $19,362 from March 31, 2000 to March 31, 2001; the decrease summarized as follows:

   Stockholders' equity, March 31, 2000...........................   $1,586,663
   Net loss.......................................................      (62,673)
   Increase in unrealized gain on securities available for sale...       50,407
   Cash Dividends.................................................      (18,622)
   Incentive plan shares earned   ................................        7,434
   Purchase of treasury stock.....................................       (3,220)
   Exercise of stock options......................................        7,312
                                                                     ----------
 Total Stockholder's equity, March 31, 2001.......................   $1,567,301
                                                                     ==========

COMPARISON OF OPERATING RESULTS FOR THE FISCAL YEARS ENDED MARCH 31, 2001 AND MARCH 31, 2000.

   CGB&L's net loss was $62,673 for fiscal year ended March 31, 2001 compared to net income of $30,108 for the comparative period ending March 31, 2000. The decrease in earnings of $92,781 is primarily attributable to an increase in added expenses related to the proposed merger agreement with Golden National Acquisition Corporation, an increase in salaries and employee benefit expense related to employee stock ownership and incentive plans and lower net interest income.

   Net interest income decreased to $271,603 in fiscal year ended March 31, 2001 compared to $306,385 for the same period in 2000. Total interest income of $628,652 for 2001 approximated the $629,303 for the same period in 2000.
The increase of $19,195 in interest expense on deposits from $274,101 to $293,296 was due to an increase in interest bearing deposits and an increase in average rates paid on certificates of deposit during the fiscal year ending March 31, 2001. Interest expense on Federal Home Loan Bank borrowings increased from $48,817 to $63,753, a total of $14,936 due to the higher average balance and average interest rate of Federal Home Loan Bank borrowings during the fiscal year ended March 31, 2001.

   The provision for loan loss expense was $0 for the 2001 and 2000 fiscal years. Building & Loan management believes the allowance for loan loss is sufficient based on information currently available. No assurances can be made that future events, conditions or regulatory directives will not result in increased provisions for loan losses or additions to the Building & Loan's allowance for loan losses which may adversely affect net income. Non-performing assets at fiscal year ended March 31, 2001 decreased to $11,966 (one loan)from $135,705 (four loans) at March 31, 2000. Each of these loans were three payments delinquent when classified, all have sufficient collateral and the Building and Loan anticipates no collection problems.

   Total other expenses increased from $273,040 to $351,336 for a total of $78,296 or 28.7% for fiscal year ending March 31, 2001 compared to the same period of 2000. This change is due to increased professional expenses and employee compensation expenses related to the increased stock price due to the proposed merger agreement with Golden National Acquisition Corporation. Employee compensation expense increased due to ESOP expense of $51,275 for the fiscal year ending March 31, 2001 compared to $11,903 during the same period of 2000. The increase was due to the increase in the value assigned to the company stock of $23 per share. The ESOP shares are recorded at the fair market value of the Company's stock as of the balance sheet date. The increase in fair market value is recognized as compensation expense. The $53,258 increase in professional fees from 2000 to 2001 was due to expenses incurred in relation to the proposed merger agreement with Golden National Acquisition Corporation.

   Total income tax expense was $11,886 for the year ended March 31, 2001 compared to $7,414 for the same period in 2000, despite the decrease in earnings due to non-deductible professional fees and the effect of allocating ESOP shares.

ITEM 7.   FINANCIAL STATEMENTS

                   CGB&L FINANCIAL GROUP, INC. AND SUBSIDIARY
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000

Independent Auditor's Report................................................  35

Consolidated Balance Sheet..................................................  36

Consolidated Statement of Income............................................  37

Consolidated Statement of Stockholder's Equity..............................  38

Consolidated Statement of Cash Flows........................................  39

Notes to Consolidated Financial Statements..................................  40

[LOGO]
OLIVE

                          INDEPENDENT AUDITOR'S REPORT


To the Stockholders and
Board of Directors
CGB&L Financial Group, Inc. and Subsidiary
Cerro Gordo, Illinois


We have audited the accompanying consolidated balance sheet of CGB&L Financial Group, Inc. and subsidiary as of March 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements described above present fairly, in all material respects, the consolidated financial position of CGB&L Financial Group, Inc. and subsidiary as of March 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Olive LLP


Decatur, Illinois
April 6, 2001

                   CGB&L FINANCIAL GROUP, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

MARCH 31                                                                            2001            2000
-----------------------------------------------------------------------------------------------------------
ASSETS
   Cash and due from banks                                                      $    27,890     $    25,068
   Interest-bearing demand deposits                                                 574,883         487,661
                                                                                ---------------------------
         Cash and cash equivalents                                                  602,773         512,729
   Interest-bearing deposits                                                        392,000         590,000
   Investment securities available for sale                                         241,693         163,317
   Loans, net of allowance for loan losses of $32,700                             6,930,741       6,591,500
   Premises and equipment                                                            30,741          16,526
   Federal Home Loan Bank stock                                                      66,400          55,100
   Other assets                                                                      49,388          52,512
                                                                                ---------------------------
         Total assets                                                           $ 8,313,736     $ 7,981,684
                                                                                ===========================

LIABILITIES
   Interest-bearing deposits                                                    $ 5,533,382     $ 5,265,067
   Long-term debt                                                                 1,000,000       1,000,000
   Other liabilities                                                                141,500         109,676
                                                                                ---------------------------
         Total liabilities                                                        6,674,882       6,374,743
                                                                                ---------------------------
COMMITMENTS AND CONTINGENT LIABILITIES

EQUITY RECEIVED FROM CONTRIBUTIONS TO THE ESOP                                       71,553          20,278
                                                                                ---------------------------

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value
     Authorized and unissued-- 100,000
   Common stock, $.01 par value
     Authorized -- 900,000 shares
     Issued-- 99,000 shares, less unallocated ESOP shares of 4,808 and 5,939            911             911
   Additional paid-in capital                                                       617,764         618,747
   Retained earnings                                                                840,485         921,780
   Accumulated other comprehensive income                                           155,808         105,401
                                                                                ---------------------------
                                                                                  1,614,968       1,646,839

   Less:
   Unearned incentive plan shares-- 2,618 and 3,366 shares                          (27,489)        (35,343)
   Treasury stock, at cost-- 1,937 and 2,365 shares                                 (20,178)        (24,833)
                                                                                ---------------------------
         Total stockholders' equity                                               1,567,301       1,586,663
                                                                                ---------------------------

         Total liabilities and stockholders' equity                             $ 8,313,736     $ 7,981,684
                                                                                ===========================

See notes to consolidated financial statements.

                   CGB&L FINANCIAL GROUP, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENT OF INCOME


YEAR ENDED MARCH 31                                      2001          2000
------------------------------------------------------------------------------

INTEREST INCOME
   Loans receivable                                    $ 561,620     $ 550,033
   Investment securities                                   9,546         6,088
   Interest bearing deposits                              57,486        73,182
                                                       -----------------------
         Total interest income                           628,652       629,303

INTEREST EXPENSE
   Deposits                                              293,296       274,101
   FHLB borrowings                                        63,753        48,817
                                                       -----------------------

         Total interest expense                          357,049       322,918
                                                       -----------------------

NET INTEREST INCOME                                      271,603       306,385
   Provision for loan losses                           -----------------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES      271,603       306,385
                                                       -----------------------

OTHER INCOME                                              28,946         4,177
                                                       -----------------------

OTHER EXPENSE
   Salaries and employee benefits                        198,832       174,126
   Net occupancy and equipment expenses                    8,599         8,730
   Deposit insurance expense                               1,073         2,519
   Insurance expense                                       5,052         5,052
   Professional fees                                      97,670        44,412
   Other expenses                                         40,110        38,201
                                                       -----------------------
         Total other expense                             351,336       273,040
                                                       -----------------------

INCOME (LOSS) BEFORE INCOME TAX                          (50,787)       37,522
   Income tax expense                                     11,886         7,414
                                                       -----------------------

NET INCOME (LOSS)                                      $ (62,673)    $  30,108
                                                       =======================

BASIC EARNINGS PER SHARE                               $    (.71)    $    0.33
                                                       =======================

DILUTED EARNINGS PER SHARE                             $    (.71)    $    0.33
                                                       =======================

See notes to consolidated financial statements.

                   CGB&L FINANCIAL GROUP, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                              ADDITIONAL
                                                COMMON         PAID-IN       COMPREHENSIVE
                                                STOCK          CAPITAL       INCOME (LOSS)
---------------------------------------------------------------------------------------------
BALANCES, APRIL 1, 1999                      $       911     $   619,193
   Comprehensive loss
     Net income                                                              $    30,108
     Other comprehensive income, net of
       tax
       Unrealized losses on securities                                           (32,017)
                                                                             -----------
   Comprehensive loss                                                        $    (1,909)
                                                                             ===========
   Cash dividends ($.20 per share)
   Incentive plan shares acquired
   Incentive plan shares earned                                     (446)
   Purchase of treasury stock, 2,365
     shares
                                             ---------------------------
BALANCES, MARCH 31, 2000                             911         618,747
   Comprehensive loss
     Net loss                                                                $   (62,673)
     Other comprehensive income, net of
       tax
       Unrealized gains on securities                                             50,407
                                                                             -----------
   Comprehensive loss                                                        $   (12,266)
                                                                             ===========
   Cash dividends ($.20 per share)
   Incentive plan shares earned                                     (420)
   Exercise of stock options, 750 shares                            (563)
   Purchase of treasury stock, 322 shares
                                             ---------------------------

BALANCES, MARCH 31, 2001                     $       911     $   617,764
                                             ===========================

[WIDE TABLE CONTINUED]

                                                             ACCUMULATED
                                                                OTHER         UNEARNED
                                               RETAINED      COMPREHENSIVE    INCENTIVE        TREASURY
                                               EARNINGS         INCOME       PLAN SHARES         STOCK           TOTAL
                                             ---------------------------------------------------------------------------
BALANCES, APRIL 1, 1999                      $   910,056     $   137,418                                     $ 1,667,578
   Comprehensive loss
     Net income                                   30,108                                                          30,108
     Other comprehensive income, net of
       tax
       Unrealized losses on securities                           (32,017)                                        (32,017)

   Comprehensive loss

   Cash dividends ($.20 per share)               (18,384)                                                        (18,384)
   Incentive plan shares acquired                                            $   (41,580)                        (41,580)
   Incentive plan shares earned                                                    6,237                           5,791
   Purchase of treasury stock, 2,365
     shares                                                                                  $   (24,833)        (24,833)
                                             ---------------------------------------------------------------------------
BALANCES, MARCH 31, 2000                         921,780         105,401         (35,343)        (24,833)      1,586,663
   Comprehensive loss
     Net loss                                    (62,673)                                                        (62,673)
     Other comprehensive income, net of
       tax
       Unrealized gains on securities                             50,407                                          50,407

   Comprehensive loss

   Cash dividends ($.20 per share)               (18,622)                                                        (18,622)
   Incentive plan shares earned                                                    7,854                           7,434
   Exercise of stock options, 750 shares                                                           7,875           7,312
   Purchase of treasury stock, 322 shares                                                         (3,220)         (3,220)
                                             ---------------------------------------------------------------------------

BALANCES, MARCH 31, 2001                     $   840,485     $   155,808     $   (27,489)    $   (20,178)    $ 1,567,301
                                             ===========================================================================

See notes to consolidated financial statements

                   CGB&L FINANCIAL GROUP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS

YEAR ENDED MARCH 31                                                                          2001           2000
--------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net income (loss)                                                                     $   (62,673)    $    30,108
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities
     Depreciation                                                                              1,608           1,344
     Deferred income tax expense                                                               4,961           2,829
     Compensation expense related to employee stock ownership plan and incentive plan         58,709          17,694
     Federal Home Loan Bank stock dividends                                                   (4,500)
     Federal Home Loan Mortgage stock dividends                                               (2,002)
     Change in
       Other liabilities                                                                         896          11,855
       Other assets                                                                            3,124          (9,487)
                                                                                         ---------------------------
         Net cash provided by operating activities                                               123          54,343
                                                                                         ---------------------------

INVESTING ACTIVITIES
   Net change in interest-bearing deposits                                                   198,000         301,000
   Net change in loans                                                                      (339,241)     (1,201,227)
   Purchases of securities held to maturity                                                 (100,000)
   Proceeds from maturities of securities held to maturity                                   100,000
   Purchase of premises and equipment                                                        (15,823)         (1,677)
   Purchase of Federal Home Loan Bank stock                                                   (6,800)
                                                                                         ---------------------------
         Net cash used by investing activities                                              (163,864)       (901,904)
                                                                                         ---------------------------

FINANCING ACTIVITIES
   Net change in
     Savings deposits                                                                        (39,536)        (48,165)
     Certificates of deposit                                                                 307,851         317,938
   Proceeds from long-term debt                                                              400,000
   Cash dividends                                                                            (18,622)        (18,384)
   Purchase of stock for incentive plan                                                      (41,580)
   Purchase of treasury stock                                                                 (3,220)        (24,833)
   Proceeds from exercise of stock options                                                     7,312
                                                                                         ---------------------------
         Net cash provided by financing activities                                           253,785         584,976
                                                                                         ---------------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                       90,044        (262,585)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                                 512,729         775,314
                                                                                         ---------------------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                                   $   602,773     $   512,729
                                                                                         ===========================

ADDITIONAL CASH FLOWS INFORMATION
   Interest paid                                                                         $   353,375     $   316,458
   Income tax paid                                                                             1,663          10,264

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

INVESTMENT SECURITIES -- Debt securities are classified as held to maturity when the company has the positive intent and ability to hold the securities to maturity. Securities held to maturity are carried at amortized cost. Debt securities not classified as held to maturity and marketable equity securities are classified as available for sale. Securities available for sale are carried at fair value with unrealized gains and losses reported separately as accumulated other comprehensive income in equity capital, net of tax.

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

The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. Management believes that as of March 31, 2001, the allowance for loan losses is adequate based on information currently available. A worsening or protracted economic decline in the area within which the Bank operates would increase the likelihood of additional losses due to credit and market risks and could create the need for additional loss reserves.

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

CGB&L FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 -- MERGER AGREEMENT

On February 16, 2001, the Company's Board of Directors approved an agreement and plan of merger with Golden National Acquisition Corporation (Golden National). Under the terms of this agreement, each Company shareholder will receive approximately $23 per share in exchange for each share of the Company's common stock on the date of the merger. It is anticipated that this transaction will be completed during the first quarter of fiscal year ending March 31, 2002. However, it is subject to several conditions including approval of the Company's shareholders and various regulatory authorities. The Company has incurred approximately $38,000 in professional fees related to the merger which were expensed during 2001.


NOTE 3 -- INVESTMENT SECURITIES AVAILABLE FOR SALE

                                                       2001
                                ------------------------------------------------
                                             GROSS            GROSS
                                           UNREALIZED       UNREALIZED    FAIR
MARCH 31                         COST        GAINS            LOSSES      VALUE
--------------------------------------------------------------------------------
Federal Home Loan Mortgage
   Corporation common stock     $  5,621   $236,072             $0     $ 241,693
                                ================================================


                                                       2000
                                ------------------------------------------------
                                             GROSS            GROSS
                                           UNREALIZED       UNREALIZED    FAIR
MARCH 31                         COST        GAINS            LOSSES      VALUE
--------------------------------------------------------------------------------
Federal Home Loan Mortgage
   Corporation common stock     $  3,619   $159,698             $0     $ 163,317
                                ================================================


There were no pledged securities at March 31, 2001 or 2000.

There were no sales of securities held to maturity or available for sale during 2001 or 2000.

The Company's investment in the Federal Home Loan Mortgage Corporation Common Stock exceeded 10% of stockholders' equity at March 31, 2001. The Company did not hold any other securities of a single issuer, payable from and secured by the same source of revenue of taxing authority, the book value of which exceeded 10% of stockholders' equity at March 31, 2001.

CGB&L FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 -- LOANS AND ALLOWANCE

MARCH 31                                         2001              2000
--------------------------------------------------------------------------------
Real estate mortgage loans
   One-to-four family                         $6,605,290        $6,361,223
   Multi-family                                   58,173            68,777
   Commercial                                    239,768           255,131
Share loans                                      134,402           124,841
                                              ----------------------------
                                               7,037,633         6,809,972
Less
   Undisbursed portion of loans                  (19,812)         (122,500)
   Deferred loan fees                            (54,380)          (63,272)
   Allowance for loan losses                     (32,700)          (32,700)
                                              ----------------------------

         Total loans                          $6,930,741        $6,591,500
                                              ============================


There was no activity in the allowance for loan losses for 2001 or 2000.

The amount of impaired loans as of or during the periods ending March 31, 2001 and 2000 was immaterial.


NOTE 5 -- PREMISES AND EQUIPMENT

MARCH 31                                          2001              2000
--------------------------------------------------------------------------------

Land                                          $      500        $      500
Buildings and land improvements                   37,205            21,382
Furniture and equipment                           55,947            55,947
                                              ----------------------------
         Total cost                               93,652            77,829

Accumulated depreciation                         (62,911)          (61,303)
                                              ----------------------------

         Net                                  $   30,741        $   16,526
                                              ============================

CGB&L FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 -- OTHER ASSETS AND OTHER LIABILITIES

MARCH 31                                              2001              2000
--------------------------------------------------------------------------------

Other assets
   Interest receivable
     Investment securities                         $    3,785        $    3,598
     Loans                                             17,455            16,376
   Prepaid expenses and other                          28,148            32,538
                                                   ----------------------------

         Total                                     $   49,388        $   52,512
                                                   ============================

Other liabilities
   Interest payable
     Deposits                                      $   57,047        $   53,373
     Long-term debt                                     5,415             5,415
   Accrued expenses payable                            14,162            16,940
   Deferred tax liability                              64,876            33,948
                                                   ----------------------------

         Total                                     $  141,500        $  109,676
                                                   ============================


NOTE 7 -- DEPOSITS

MARCH 31                                              2001              2000
-------------------------------------------------------------------------------

Savings deposits                                      292,493       $   332,029
Certificates of deposit of $100,000 or more           300,551           100,000
Other certificates of deposits                      4,940,338         4,833,038
                                                  -----------------------------

         Total deposits                           $ 5,533,382       $ 5,265,067
                                                  =============================


CERTIFICATES MATURING IN YEARS ENDING MARCH 31,
-------------------------------------------------------------------------------

2002                                                                $ 2,302,255
2003                                                                  1,272,738
2004                                                                    388,572
2005                                                                    197,867
2006                                                                    583,993
Thereafter                                                              495,464
                                                                    -----------

                                                                    $ 5,240,889
                                                                    ===========

CGB&L FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 -- LONG-TERM DEBT

MARCH 31                                              2001               2000
--------------------------------------------------------------------------------

Federal Home Loan Bank advances                   $ 1,000,000        $ 1,000,000
                                                  ==============================

The Federal Home Loan Bank (FHLB) advances are secured by all stock in the FHLB and first mortgage loans.

The FHLB advances consist of two advances, a $400,000 advance due February, 2005 at 6.18% and a $600,000 advance due December, 2007 at 6.36%.


NOTE 9 -- INCOME TAX

YEAR ENDED MARCH 31                                           2001       2000
-------------------------------------------------------------------------------

Income tax expense
   Currently payable
     Federal                                                $  4,082   $  2,951
     State                                                     2,843      1,634

   Deferred
     Federal                                                   4,961      2,829
                                                            -------------------

         Total income tax expense                           $ 11,886   $  7,414
                                                            ===================

Reconciliation of federal statutory to actual tax expense
   Federal statutory income tax at 34%                      $(17,268)   $12,758
   Non-deductible professional fees                           18,105
   Effect of allocating ESOP shares                           12,914
   Graduated tax rates                                        (6,499)    (7,129)
   Effect of state income taxes                                1,876      1,078
   Other                                                       2,758        707
                                                            -------------------

         Actual tax expense                                 $ 11,886   $  7,414
                                                            ===================

CGB&L FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A cumulative net deferred tax liability is included in other liabilities. The components of the liability are as follows:

MARCH 31                                                    2001        2000
-------------------------------------------------------------------------------

ASSETS
   Loan fees                                              $  15,770   $  18,349
   Allowance for loan losses                                  8,569       7,655
                                                          ---------------------

         Total assets                                        24,339      26,004
                                                          ---------------------

LIABILITIES
   Accrual to cash adjustment                                (3,455)     (3,749)
   Depreciation                                              (2,886)       (601)
   Net unrealized gains on securities available for sale    (80,264)    (54,297)
   FHLB stock dividends                                      (2,610)     (1,305)
                                                          ---------------------

         Total liabilities                                  (89,215)    (59,952)
                                                          ---------------------

                                                          $ (64,876)   $(33,948)
                                                          =====================


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


NOTE 10 --         OTHER COMPREHENSIVE INCOME

                                                                               2001
                                                         --------------------------------------
                                                         BEFORE-TAX      TAX         NET-OF-TAX
YEAR ENDED MARCH 31                                        AMOUNT      EXPENSE         AMOUNT
-----------------------------------------------------------------------------------------------
Unrealized gains on securities:
   Unrealized holding gains arising during the year      $  76,374    $ (25,967)     $  50,407
                                                         ======================================

                                                                               2000
                                                         --------------------------------------
                                                         BEFORE-TAX        TAX       NET-OF-TAX
YEAR ENDED MARCH 31                                         AMOUNT      BENEFIT        AMOUNT
-----------------------------------------------------------------------------------------------

Unrealized gains on securities:
   Unrealized holding losses arising during the year     $ (48,510)   $  16,493      $ (32,017)
                                                         ======================================

CGB&L FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 -- COMMITMENTS AND CONTINGENT LIABILITIES

In the normal course of business there are outstanding commitments and contingent liabilities, such as commitments to extend credit, which are not included in the accompanying financial statements. The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual or notional amount of those instruments. The Bank uses the same credit policies in making such commitments as it does for instruments that are included in the consolidated balance sheet.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation. Collateral held varies but may include residential real estate, income-producing commercial properties, or other assets of the borrower. The Bank had loan commitments at fixed rates of $81,500 and $78,000 as of March 31, 2001 and 2000. The interest rates on the loan commitments ranged from 6.50% to 7.75% at March 31, 2001.

The Company and subsidiary are subject to claims and lawsuits which arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the financial position of the Company.


NOTE 12 -- DIVIDEND AND CAPITAL RESTRICTIONS

Without prior approval, the Bank is restricted by Illinois law and regulations of the Illinois Office of Banks and Real Estate and the Federal Deposit Insurance Corporation as to the maximum amount of dividends it can pay to the Company. The Bank is permitted to pay dividends to the Company in an amount equal to its net profits in any fiscal year. As a practical matter, the Bank restricts dividends to a lessor amount because of the need to maintain an adequate capital structure.

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

There are five capital categories defined in the regulations, ranging from well capitalized to critically undercapitalized. Classification of a bank in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank's operations. At March 31, 2001 and 2000, the Bank is categorized as well capitalized and met all subject capital adequacy requirements. There are no conditions or events since March 31, 2001 that management believes have changed the Bank's classification.

The Bank's actual and required capital amounts and ratios are as follows:

                                                                                    2001
                                                  --------------------------------------------------------------------------
                                                                            REQUIRED FOR ADEQUATE         TO BE WELL
                                                           ACTUAL                 CAPITAL(1)            CAPITALIZED(1)
                                                  --------------------------------------------------------------------------
MARCH 31                                              AMOUNT       RATIO      AMOUNT       RATIO       AMOUNT       RATIO
----------------------------------------------------------------------------------------------------------------------------
Total risk-based capital(1)(to risk-weighted
   assets)                                             $1,251,000  33.07%        $303,000   8.0%          $378,000   10.0%

Core capital(1)(to adjusted tangible assets)            1,218,000  32.20%         151,000   4.0%           227,000    6.0

Core capital(1)(to adjusted total assets)               1,218,000  15.23          320,000   4.0%           400,000    5.0

                                                                                    2000
                                                  --------------------------------------------------------------------------
                                                                            REQUIRED FOR ADEQUATE         TO BE WELL
                                                           ACTUAL                 CAPITAL(1)            CAPITALIZED(1)
                                                  --------------------------------------------------------------------------
MARCH 31                                              AMOUNT       RATIO      AMOUNT       RATIO       AMOUNT       RATIO
----------------------------------------------------------------------------------------------------------------------------

Total risk-based capital(1)(to risk-weighted
   assets)                                             $1,199,000  32.75%        $293,000   8.0%          $366,000   10.0%

Core capital(1)(to adjusted tangible assets)            1,166,000  31.85          146,000   4.0%           220,000    6.0

Core capital(1)(to adjusted total assets)               1,166,000  14.61          320,000   4.0%           399,000    5.0


(1)  As defined by regulatory agencies

CGB&L FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14 -- EMPLOYEE BENEFITS

The Company maintained a Simplified Employee Pension Plan for the benefit of eligible employees during 2000. Contributions to the Plan were based on 15% of the eligible participant's salary and were $4,466 during 2000. There were no contributions to the Plan during 2001.

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

Below are the transactions affecting the ESOP equity accounts:

                                                ADDITIONAL
                                     COMMON        PAID-IN      UNALLOCATED
                                      STOCK        CAPITAL      ESOP SHARES          TOTAL
------------------------------------------------------------------------------------------
Balances, April 1, 1999                 $79      $  79,566         $(71,270)     $   8,375
   Market value increase in
     Employee stock ownership
     plan shares released                               26                              26
   Loan repayments                                                   11,877         11,877
                                     -----------------------------------------------------

Balances, March 31, 2000                 79         79,592          (59,393)        20,278
   Market value increase in
     Employee stock ownership
     plan shares released                           39,952                          39,952
   Loan repayments                                                   11,323         11,323
                                    ------------------------------------------------------

Balances, March 31, 2001                $79       $119,544         $(48,070)       $71,553
                                    ======================================================

CGB&L FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


During the year ended March 31, 2001 and 2000, 1,131 and 1,188 shares of stock were committed to be released. The compensation expense, which is based on the market value of allocated shares, was $51,275 and $11,903, respectively, during the years ended March 31, 2001 and 2000. The following table reflects the shares held by the plan:

MARCH 31                                            2001              2000
----------------------------------------------------------------------------

Allocated shares                                     3,111             1,980
Unallocated shares                                   4,808             5,939
                                                 ---------------------------
         Total ESOP shares
                                                     7,919             7,919
                                                 ===========================

Fair value of unallocated shares at March 31      $110,584          $ 57,905
                                                 ===========================


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

As of March 31, 2001 and 2000, 594 and 0 shares were distributed, respectively. None of these shares were forfeited during 2001 or 2000. For the years ended March 31, 2001 and 2000, $7,434 and $5,791 was recorded as compensation expense under the plan.


NOTE 15 -- STOCK OPTION PLAN

Under the Company's incentive stock option plan, which is accounted for in accordance with Accounting Principles Board Opinion (APB) No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations, the Company grants selected executives and other key employees stock option awards which vest pro rata over a five year period and become fully exercisable at the end of five years of continued employment. The plan includes a provision for accelerated vesting based on certain conditions. During October 1999, the Company authorized and granted 9,900 options of the Company's common stock. The exercise price of each option, which has a 10-year life, was equal to the market price of the Company's stock on the date of grant; therefore, no compensation expense was recognized.

CGB&L FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Although the Company has elected to follow APB No. 25, SFAS No. 123 requires pro forma disclosures of net income and earnings per share as if the Company had accounted for its employee stock options under that Statement. The fair value of each option grant was estimated on the grant date using an option-pricing model with the following assumptions:

                                                                2000
                                                              --------

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

Weighted-average expected life of the options                 10 years

Under SFAS No. 123, compensation cost is recognized in the amount of the estimated fair value of the options and amortized to expense over the options' vesting period. The pro forma effect on net income and earnings per share of this statement are as follows:

                                                    2001             2000
                                                 --------------------------

Net income                     As reported       $(62,673)          $30,108
                               Pro forma          (65,605)           28,486

Basic earnings per share       As reported           (.71)              .33
                               Pro forma             (.74)              .32

Diluted earnings per share     As reported           (.71)              .33
                               Pro forma             (.74)              .31


The following is a summary of the status of the Company's stock option plan and changes in that plan as of and for the year ended March 31, 2001.

YEAR ENDED MARCH 31                                                2001                             2000
-----------------------------------------------------------------------------------------------------------------------
                                                                         WEIGHTED-                         WEIGHTED-
                                                                          AVERAGE                           AVERAGE
                        OPTIONS                            SHARES      EXERCISE PRICE        SHARES      EXERCISE PRICE
-----------------------------------------------------------------------------------------------------------------------
Outstanding, beginning of year                              9,900          $9.75              9,900          $9.75
Granted
Exercised                                                    (750)         $9.75
Forfeited/expired
                                                         --------                          --------

Outstanding, end of year                                    9,150          $9.75              9,900          $9.75
                                                         ========                          ========

Options exercisable at year end                             1,830          $9.75                750          $9.75
Weighted-average fair value of options granted
   during the year                                                                                           $2.08

CGB&L FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


As of March 31, 2001, the 9,150 options outstanding have an exercise price of $9.75 and a weighted-average remaining contractual life of 8.5 years.


NOTE 16 -- RELATED PARTY TRANSACTIONS

The Bank has entered into transactions with certain directors, executive officers, significant stockholders and their affiliates or associates (related parties). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. The aggregate amount of loans to such related parties at March 31, 2001 and 2000 was $339,189 and $231,536.

Deposits from related parties held by the Bank at March 31, 2001 and 2000 totaled $198,661 and $162,890.

The aggregate amount of loans, as defined, to such related parties were as follows:

                                                                     2001
---------------------------------------------------------------------------
Balances, April 1, 2000                                            $231,536
New loans, including renewals                                       127,681
Payments, etc., including renewals                                  (20,028)
                                                                  ---------

Balances, March 31, 2001                                           $339,189
                                                                  =========


NOTE 17 -- EARNINGS PER SHARE

Earnings per share (EPS) were computed as follows:

                                                                     YEAR ENDED MARCH 31, 2001
                                                            ----------------------------------------
                                                                            Weighted       Per-Share
                                                               Income    Average Shares      Amount
                                                            ---------------------------------------
BASIC EARNINGS PER SHARE
   Income available to common stockholders and assumed
       conversions                                          $ (62,673)       88,256         $(0.71)
                                                            =======================================

Unearned incentive plan shares and stock options were excluded in the year ended March 31, 2001 earnings per share calculation as they were anti-dilutive due to the loss.

CGB&L FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                       YEAR ENDED MARCH 31, 2000
                                                               ----------------------------------------
                                                                               Weighted       Per-Share
                                                                Income      Average Shares     Amount
                                                               ----------------------------------------
BASIC EARNINGS PER SHARE
   Income available to common stockholders                     $ 30,108           90,431          $0.33

EFFECT OF DILUTIVE SECURITIES
   Unearned incentive plan shares                                                  1,194

DILUTED EARNINGS PER SHARE
                                                               ----------------------------------------
   Income available to common stockholders and assumed
     conversions                                               $ 30,108           91,625          $0.33
                                                               ========================================

The stock options were not dilutive as of March 31, 2001.


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

CGB&L FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


OFF-BALANCE SHEET COMMITMENTS -- Commitments include commitments to originate mortgage loans, and are generally of a short-term nature. The fair value of such commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.

The estimated fair values of the Company's financial instruments are as follows:

                                                             2001                               2000
                                               ----------------------------------------------------------------------
                                                      CARRYING           FAIR            Carrying           Fair
MARCH 31                                               AMOUNT            VALUE            Amount            Value
---------------------------------------------------------------------------------------------------------------------
ASSETS
   Cash and cash equivalents                       $   602,773       $   602,773       $  512,729        $  512,729
   Interest-bearing deposits                           392,000           392,000          590,000           590,000
   Investment securities available for sale            241,693           241,693          163,317           163,317
   Loans, net                                        6,930,741         7,377,642        6,591,500         6,406,095
   Interest receivable                                  21,240            21,240           19,974            19,974
   Stock in FHLB                                        66,400            66,400           55,100            55,100

LIABILITIES
   Deposits                                          5,533,382         5,546,097        5,265,067         5,289,986
   Long-term debt                                    1,000,000         1,000,880        1,000,000           970,982
   Interest payable                                     62,462            62,462           58,788            58,788

OFF-BALANCE SHEET ASSETS (LIABILITIES)
   Commitments to extend credit                              0                 0                0                 0

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None

                                 PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The following is a list of the current directors and executive officers of CGB&L, including their ages, periods of service, term expirations, and principal occupations.

                                          DIRECTOR         TERM
            NAME                 AGE       SINCE *        EXPIRES            PRINCIPAL OCCUPATION
            ----                 ---      --------        -------            --------------------
Noel R. Buckley                  66          1995           2003       Retired Floor Supervisor, Firestone
                                                                       Tire and Rubber Company

Lester W. Crandall               43          1998           2002       Meat Manager, Wal-Mart (Decatur)

James E. Flaugher                42          2000           2001       President, Jim Flaugher Farms, Inc.
                                                                       and Jim Flaugher Trucking, Inc.

Larry D. Gaitros                 40          1997           2003       Millwright, Archer Daniel Midland
                                                                       (Decatur)

Maralyn F. Heckman               60          1976           2001       President and Chief Executive
                                                                       Officer, CGB&L Financial Group, Inc.
                                                                       and Cerro Gordo Building and Loan,
                                                                       s.b.

C. Russell York                  60          1983           2002       Service Technician, Phil Flaugher
                                                                       Electric Corporation (Decatur)

John A. Sochor, DDS              54          1981           2003       Dentist (Cerro Gordo)

* Includes periods of service as director for Cerro Gordo Building and Loan.

         Noel R. Buckley. Mr. Buckley became a director of Cerro Gordo Building and Loan, s.b. in 1995. He retired from his position as floor supervisor with Firestone Tire and Rubber Company in 1994.
         Lester W. Crandall. Mr. Crandall is the meat manager at Wal-Mart in Decatur, and prior to June 1, 1999 he was the meat manager of Eagle Food Center in Decatur, Illinois for the past five years. Mr. Crandall also became a director of Cerro Gordo Building and Loan, s.b. in 1998.

         Larry D. Gaitros. Mr. Gaitros became a director of Cerro Gordo Building and Loan, s.b. in 1997. He is, and has been for more than the past five years, a millwright for Archer Daniels Midland in Decatur, Illinois.
         James E. Flaugher. Mr. Flaugher became a director in 2000. Mr. Flaugher became a director of the Corporation on April 12, 2000 to fill the vacancy left when Dale C. Born passed away. Mr. Flaugher is self-employed, as the President of Jim Flaugher Farms, Inc. and Jim Flaugher Trucking, Inc., and has held these positions for more than the past five years.
         Maralyn F. Heckman. Mrs. Heckman has held various positions with Cerro Gordo Building and Loan, s.b. since 1976. She became Chief Executive Officer of Cerro Gordo Building and Loan, s.b. in 1977. She is, and has been since the creation of the Corporation, the Chief Executive Officer and the Chief Financial Officer of the Corporation.
         John A. Sochor, DDS. Dr. Sochor is the Chairman of the Bank Board and has been a director of Cerro Gordo Building and Loan, s.b. since 1981. He is, and has been for more than the past five years, a licensed, self-employed dentist in Cerro Gordo, Illinois.
         C. Russell York. Mr. York has had a long association with Cerro Gordo Building and Loan, s.b., first becoming a director of Cerro Gordo Building and Loan, s.b. in 1983. He holds the title of Vice Chairman of the Bank Board. Since October of 1994, he has held the position of service technician for Phil Flaugher Electric Corporation in Decatur, Illinois. Prior to that, Mr. York was employed with the A. E. Staley Manufacturing Company in Decatur, Illinois for thirty-five years.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Corporation's directors and certain officers, and persons who own more than ten percent (10%) of the Company's Common Stock to file with the SEC initial reports of beneficial ownership and reports of changes of beneficial ownership of Common Stock. These officers, directors and greater than ten-percent (10%) shareholders are required by SEC regulation to furnish the Company with copies of these reports.

         Based solely on the Company's review of such reports the Company believes that all its executive officers, directors and persons owning more than ten percent (10%) of the Company's Common Stock complied with all filing requirements applicable to them with respect to transactions during the fiscal year ending March 31, 2001.

ITEM 10. EXECUTIVE COMPENSATION.

         The rules of the Securities Exchange Act of 1934 require the Company to disclose to you in connection with any solicitation of proxies for an annual meeting, the compensation paid to the chief executive officer of the Company and the next four highly compensated officers if such officers received salary and bonus in excess of $100,000. No officers of the Company and its subsidiaries have received a salary and bonus in excess of $100,000. As a result, the Company is only disclosing the compensation of its Chief Executive Officer, Maralyn Heckman.

SUMMARY COMPENSATION TABLE

                                 ANNUAL COMPENSATION                            LONG-TERM COMPENSATION AWARDS
                                 -------------------                            -----------------------------
  NAME & PRINCIPAL     FISCAL                             OTHER ANNUAL      RESTRICTED         SECURITIES          ALL OTHER
    POSITION (*)        YEAR                            COMPENSATION($)    STOCK AWARDS        UNDERLYING        COMPENSATION
                       ENDING     SALARY       BONUS                         ($)(a)            OPTIONS (#)           ($)(b)
                                    ($)         ($)
Maralyn Heckman         2001      43,940       1,500           -0-              -0-               -0-                 995
President and Chief     2000      42,665       1,500           -0-            $40,480            4,650                663
Executive Officer       1999      40,040       1,300           -0-              -0-               -0-                6,516

--------------------------------------------------------------------------------

(a) This amount was calculated assuming the fair market value of Company Common Stock to be $23.00, which represents the approximate purchase price per share to be paid in connection with the Company's recently announced proposed merger agreement with Golden National Acquisition Corporation. The shares vest at the rate of 20% each year and will accelerate upon the change of control. Dividends will not be paid on this stock.

(b) The amounts in this column represent premiums for disability insurance in the amount of $994.50 for 2001, $663 for 2000, and $510 for 1999. The
remaining amount represents contributions under the Simplified Employee Pension Plan in the amounts of $0 for 2001, $0 for 2000 and $6,006 for 1999.

         No stock options were granted during the fiscal year ended March 31, 2001. The following table indicates for each of the named executive officers information concerning stock options exercised during the last fiscal year, and the number and value of exercisable and unexercisable in-the-money options as of March 31, 2001.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR END OPTION VALUES

                                                                         NUMBER OF            VALUE OF UNEXERCISED
                                                                    UNEXERCISED OPTIONS       IN-THE-MONEY OPTIONS
                                                                       AT 3/31/01(#)            AT 3/31/01($)(1)
                            SHARES ACQUIRED          VALUE             EXERCISABLE/               EXERCISABLE/
          NAME               ON EXERCISE(#)       REALIZED($)          UNEXERCISABLE              UNEXERCISABLE
          ----              ---------------       ------------         -------------              -------------
Maralyn Heckman                    0                   0               930/3,720                 $12,322/$49,290

(1) The value of the unexercisable in-the-money options was determined by using the amount of $23.00 as the fair market value, per share to be paid in connection with the Company's recently announced proposed merger agreement with Golden National Acquisition Corporation, less the exercise price per share of $9.75. Unexercisable stock options will be accelerated upon the change-in-control.

         SIMPLIFIED EMPLOYEE PENSION PLAN. Cerro Gordo Building and Loan, s.b. no longer maintains a simplified employee pension plan (the "SEP") to provide retirement benefits for employees eligible to participate therein.

         EMPLOYEE STOCK OWNERSHIP PLAN. The Company and Cerro Gordo Building and Loan, s.b. have adopted the ESOP. Employees age 21 and over who have completed at least 1,000 hours of service in the 12-month period of employment with Cerro Gordo Building and Loan, s.b. are eligible to participate in the ESOP. Participants' benefits vested at a rate of 20% for each year of service and are 100% vested at the end of five years of service. Vesting will be accelerated upon early or normal retirement, death, disability, or upon termination of the ESOP, provided the participant is employed at such time. A change of control will also accelerate vesting. Contributions and forfeitures will be allocated pro rata, based on the ratio each participant's compensation bears to the compensation of all participants entitled to share in such allocation.

         In addition to being eligible to receive benefits under the above plans, Mrs. Heckman has entered into two employment agreements, one with the Company and one with Cerro Gordo Building and Loan, s.b.

         The Employment Agreements provide for three-year terms for Mrs. Heckman's employment. The term of the Employment Agreements are automatically extended on a daily basis unless written notice of non-renewal is given by the Board of Directors or Mrs. Heckman. Therefore, on any day that Mrs. Heckman is employed by Cerro Gordo Building and Loan, s.b. and the Company, and assuming that neither the Board of Directors nor Mrs. Heckman have provided prior notice of non-renewal, the remaining term in Mrs. Heckman's employment agreements is three years. The Employment Agreements provide that Mrs. Heckman's base salary will be reviewed annually. The base salary which will be effective for such Employment Agreements for Mrs. Heckman will be her current salary at the time such agreement is triggered. In addition to the base salary, the Employment Agreements provide for, among other things, participation in stock benefits plans and other fringe benefits applicable to the executive personnel. The Employment Agreements provide for termination by Cerro Gordo Building and Loan, s.b. or the Company for cause, as defined in the Employment Agreements, at any time. In the event Cerro Gordo Building and Loan, s.b. or the Company chooses to terminate Mrs. Heckman's employment for reasons other than for cause, or in the event of Mrs. Heckman's resignation from Cerro Gordo Building and Loan, s.b. and the Company upon: (1) failure to re-elect Mrs. Heckman to her current offices;
(ii) a material change in Mrs. Heckman's functions, duties or responsibilities;
(iii) a relocation of Mrs. Heckman's principal place of employment by more than 25 miles; (iv) a reduction in the benefits and perquisites being provided to Mrs. Heckman in the Employment Agreements; (v) liquidation or dissolution of Cerro Gordo Building and Loan, s.b. or the Company; or (vi) a breach of the Employment Agreement by Cerro Gordo Building and Loan, s.b. or the Company, Mrs. Heckman or, in the event of death, her beneficiary would be entitled to receive an amount equal to the remaining base salary payments due to Mrs. Heckman for the remaining term of the Employment Agreement and the contributions that would have been made on Mrs. Heckman's behalf to any employee benefits plans of Cerro Gordo Building and Loan, s.b. and the Company during the remaining term of the Employment

Agreements. Cerro Gordo Building and Loan, s.b. and the Company would also continue to pay for Mrs. Heckman's life and disability coverage for the remaining term of the Employment Agreements. Upon termination of Mrs. Heckman's employment, except upon a change in control, Mrs. Heckman is subject to a one-year non-competition clause.

         Under the Employment Agreements, if voluntary or involuntary termination follows a change in control of Cerro Gordo Building and Loan, s.b. or the Company, Mrs. Heckman or, in the event of Mrs. Heckman's death, her beneficiary would be entitled to a severance payment equal to the greater of:
(i) the payments due for the remaining terms of the Employment Agreements; or
(ii) three times the average of the five preceding taxable years' annual compensation. Cerro Gordo Building and Loan, s.b. and the Company would also continue Mrs. Heckman's life, health and disability coverage for thirty-six months. Notwithstanding that both Employment Agreements provide for a severance payment in the event of a change in control, Mrs. Heckman would only be entitled to receive a severance payment under one agreement.

         Payments to Mrs. Heckman under Cerro Gordo Building and Loan, s.b.'s Employment Agreement will be guaranteed by the Corporation in the event that payments or benefits are not paid by Cerro Gordo Building and Loan, s.b.. Payments under the Corporation's Employment Agreement would be made by the Corporation but would be reduced to the extent Mrs. Heckman receives payment under Cerro Gordo Building and Loan, s.b.'s Employment Agreement. All reasonable costs and legal fees paid or incurred by Mrs. Heckman pursuant to any dispute or question of interpretation relating to the Employment Agreements shall be paid by Cerro Gordo Building and Loan, s.b. or the Company, respectively, if Mrs. Heckman is successful on the merits pursuant to a legal judgment, arbitration or settlement. The Employment Agreements also provide that Cerro Gordo Building and Loan, s.b. and the Company shall indemnify Mrs. Heckman to the fullest extent allowable under Illinois and Delaware law, respectively. In the event of a change in control of Cerro Gordo Building and Loan, s.b. or the Company, the total amount of payments due under the Employment Agreements, based solely on current base salary for such Employment Agreements and excluding any benefits under any employee benefit plan which may be payable, would be approximately $51,500.00.

         Notwithstanding the above discussion, in connection with closing of the proposed Agreement and Plan of Merger, Mrs. Heckman will enter into a new employment agreement with Cerro Gordo Building and Loan, s.b. The employment agreement is for a 36 month term and provides for a base salary of $50,000, participation in Cerro Gordo Building and Loan's fringe benefit plans and discretionary cash bonuses. The employment agreement requires that Mrs. Heckman devote substantially all of her business time, attention and efforts to the interests and business of Cerro Gordo Building and Loan. The employment agreement also includes change of control provisions similar to those described above. If Mrs. Heckman's employment is terminated or she resigns as a result of demotion or loss of responsibility after a change in control (as those terms are defined in the employment agreement), she will receive an amount equal to the sum of her base salary that would have been paid through the remaining term of her employment agreement plus an amount equal to the annual contributions made to any employee retirement plan for the year preceding multiplied by the number of calendar years remaining through the term of her employment agreement. In the event of termination without cause, she will also receive an amount equal to the sum of her base salary that would have been paid through the remaining term of her employment agreement plus an amount equal to the annual contributions made to any employee retirement plan for the year preceding multiplied by the number of calendar years remaining through the term of her employment agreement.

DIRECTOR COMPENSATION

         Directors received no fees for their services on the Company's Board during this past fiscal year. Directors did receive $125 for each Bank Board meeting attended and for attending the meeting of the Compensation Committee. The highest fee paid to any one director was $1,750 and the lowest of directors who were directors for the full year was $1,625.

         In addition, each of the directors serve as appraisers of real property constituting security for loans. Three directors act as appraisers for any one loan application. The borrower pays a fee of $120 for such appraisal which is split by the three directors. During the fiscal year ending March 31, 2001, no director earned more than $960 with regard to this appraisal function.

         The Stock Option Plan permits the Company to grant options to directors for their services to the Company and Cerro Gordo Building and Loan, s.b.. The Company may so grant such options to reward directors for the considerable amount of time and skill each has given to the Company and Cerro Gordo Building and Loan, s.b.. Pursuant to the Stock Option Plan, on October 13, 1999, the Company granted to each director, other than Maralyn Heckman, options to purchase 750 shares of the Company's Common Stock, at the exercise price of $9.75. Mrs. Heckman received options to purchase 4,650 shares at $9.75, as a result of her employment with the Company.

         Under the Company's Management Development and Recognition Plan, the Company also has the option to award shares of the Company's Common Stock to the directors. On October 13, 1999, the Company awarded to all directors, other than Maralyn Heckman, 220 shares of the Company's Common Stock. Mrs. Heckman received 1,760 shares, as a result of her employment with the Company.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         As of June 27, 2001, we had 97,063 shares of common stock issued and outstanding. The following table sets forth information regarding the share ownership of:

         * each stockholder who beneficially owns 5% or more of our common stock;

         *        each of our directors and executive officers, and

         *        all of our directors and executive officers as a group.

NAME OF BENEFICIAL OWNER                      SHARES BENEFICIALLY OWNED (1)        PERCENT OF CLASS
------------------------                      -----------------------------        ----------------
5% OR GREATER STOCKHOLDERS:

Noel R. Buckley                                            6,519(2)                        6.72%
702 South Madison
PO Box 464
Cerro Gordo, Illinois 61818-0464

Cerro Gordo Building and Loan, s.b.                        7,919                           8.16%
as Trustee for the Corporation ESOP

Philip R. Flaugher                                         5,825                           6.00%
540 East Eldorado
Decatur, Illinois 62523-1041

Gregory A. Heckman                                         7,525                           7.75%
3333 North 140th Street
Omaha, Nebraska 68164

Maralyn F. Heckman                                         8,780.44(3)                     9.05%
201 East 600 North Road
PO Box 463
Cerro Gordo, Illinois 61818-0463

Tracy A. Norcross                                          6,325                           6.52%
786 North State, Highway 32
Cerro Gordo, Illinois 61818-4321

Julie & Robert Werking                                     6,325                           6.52%
3931 East Garrett Court
Highlands Ranch,  Colorado 80126

Beverly & Dave White                                       5,000                           5.15%
R.R. #2 Box 161
Sullivan, Illinois 61951-9449

C. Russell York                                            6,519(4)                        6.72%
435 West Abraham
PO Box 134
Cerro Gordo, Illinois 61818-0124

DIRECTORS AND EXECUTIVE OFFICERS:

Noel R. Buckley                                   6,519(2)           6.72%
Lester W. Crandall                                  694(5)           *
James E. Flaugher                                 1,100              1.13
Larry D. Gaitros                                    694(6)           *
Maralyn F. Heckman                                8,780.44(3)        9.05
John A. Sochor, D.D.S.                            1,194(7)           1.23
C. Russell York                                   6,519(4)           6.72

All directors and executive officers of          25,500.44          26.27%
CGB&L as a group (7 persons)
------------------------------------------------
*Amount beneficially owned is less than 1% of the common stock issued and outstanding.

(1) Based upon filings made pursuant to the Securities Exchange Act of 1934, as amended, and information furnished by the respective individuals. Under regulations promulgated pursuant to the Exchange Act, shares of common stock are deemed to be beneficially owned by a person if he or she directly or indirectly has or shares (a) voting power, which includes the power to vote or to direct the voting of the shares, or (b) investment power, which includes the power to dispose or to direct the disposition of the shares. Unless otherwise indicated, the named beneficial owner has sole (or shares with spouse or other immediate family members) voting and dispositive power with respect to the shares.

(2) Includes 3,000 shares owned by his wife. Mr. Buckley has disclaimed beneficial ownership of those 3,000 shares. Also includes 150 exercisable stock options and 44 vested shares of restricted stock, but excludes 600 unvested stock options and 176 unvested restricted shares.

(3) Includes 400 shares owned by her husband. Mrs. Heckman has disclaimed beneficial ownership of those 400 shares. The fractional share is due to the allocation in the ESOP, and reflects her beneficial interest. Also includes 930 exercisable stock options and 352 vested shares of restricted stock, but excludes 3,720 unvested stock options and 1,408 unvested restricted shares.

(4) Includes 150 exercisable stock options and 44 vested shares of restricted stock, but excludes 600 unvested stock options and 176 unvested restricted shares.

(5) Includes 150 exercisable stock options and 44 vested shares of restricted stock, but excludes 600 unvested stock options and 176 unvested restricted shares.

(6) Includes 150 exercisable stock options and 44 vested shares of restricted stock, but excludes 600 unvested stock options and 176 unvested restricted shares.

(7) Includes 150 exercisable stock options and 44 vested shares of restricted stock, but excludes 600 unvested stock options and 176 unvested restricted shares.

CHANGES IN CONTROL OF REGISTRANT

         CGB&L entered into an Agreement and Plan of Merger with Golden National Acquisition Corporation, a company controlled by David Bijan Movtady on February 16, 2001. Details of the proposed merger were contained in the Company's Proxy Statement which was filed with the Securities and Exchange Commission on April 26, 2001 and which is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Cerro Gordo Building and Loan, s.b. makes loans to executive officers and directors of the Corporation and its affiliates in the ordinary course of business. Such loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time the transaction is originated for comparable transaction not with affiliates. In the opinion of Cerro Gordo Building and Loan, s.b.'s management, such loans to executive officers and directors do not involve more than the normal risk of collectibility or present any other unfavorable features.

         As of March 31, 2001, approximately $339,189 of loans were outstanding from Cerro Gordo Building and Loan, s.b. to executive officers and directors, which equals approximately 21.7% of the Company's equity on March 31, 2001 and approximately 40% of its retained earnings. Of the total loans outstanding from Cerro Gordo Building and Loan, s.b. to officers and directors, only Dr. Sochor, Larry Gaitros, and Mr. Flaugher have loans outstanding in excess of $60,000. The amounts of such loans were $90,877 to Dr. Sochor, $119,544 to Mr. Flaugher, and $63,799 to Mr. Gaitros. Under our Certificate of Incorporation, the Company also indemnifies directors and officers to the fullest extent permitted by the law of the State of Delaware.

         In July 2000, the Company purchased from Bement Bancshares Inc., 322 shares of the Company's Common Stock for $10.00 a share. After this purchase, Bement Bancshares did not own more than 5% of the Corporation's Common Stock.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

   (a)    The following documents are filed as a part of this report:

(1)      FINANCIAL STATEMENTS

             Consolidated Financial Statements of CGB&L and its Index are located at Item 7, page 35-55 of this report.

(2)      SCHEDULES

          All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

         (3)      EXHIBITS

         The following exhibits are filed as part of this report:

         2.1 Agreement and Plan of Merger between CGB&L and Golden National Acquisition Corporation dated February 16, 2001, including the Voting Agreement attached thereto (incorporated by reference to Appendix A of CGB&L's proxy statement filed on April 26, 2001 in connection with the Special Meeting of Stockholders).

         3.1      Certificate of Incorporation of CGB&L Financial Group, Inc.*

         3.2 Bylaws of CGB&L Financial Group, Inc. (incorporated by reference to Exhibit 3.2 of the Company's Form 10-KSB for the fiscal year ended March 31, 1999, filed on June 29, 1999).

         4.0      Stock Certificate of CGB&L Financial Group, Inc.*

        10.2 Employment Agreement between Cerro Gordo Building and Loan, s.b. and Maralyn Heckman (incorporated by reference to Exhibit
                  10.2 of the Company's Form 10-KSB for fiscal year March 31, 1999 filed on June 29, 1999).**

        10.3 Employment Agreement between CGB&L Financial Group, Inc. and Maralyn Heckman (This Employment Agreement is not being filed as it is virtually identical to the Employment Agreement filed as Exhibit 10.2 except that CGB&L Financial Group, Inc. is the party acting as the employer instead of Cerro Gordo Building and Loan, s.b.).**

        10.4 CGB&L Financial Group 1999 Stock Option and Incentive Plan (incorporated by reference to Appendix of Proxy Statement for 1999 annual meeting filed June 29, 1999.**

        10.5 CGB&L Financial Group, Inc. Management Development and Recognition Plan and Trust Agreement (incorporated by reference to Appendix of Proxy Statement for 1999 annual meeting filed June 29, 1999).**

        21.0 Subsidiary information is incorporated herein by reference to "Part I - General".

        23.0 Consent of BKD LLP, formerly know as Olive LLP to publish their Consolidated Financial Statements dated March 31, 2001 and 2000.

        *Incorporated herein by reference to the Exhibits to Form SB-2
         Registration Statement, filed on June 3, 1998 and any amendments thereto, Registration No. 333-55953.

       **Management Compensation Plans

b)     REPORTS ON FORM 8-K

       The following current reports on Form 8-K were filed by Registrant during the quarter ended March 31, 2001:

   (1) Report filed January 16, 2001 announcing Letter of Intent entered into with Golden National Acquisition Corporation.

   (2) Report filed February 22, 2001 announcing the signing of a Definitive Agreement and Plan of Merger between CGB&L and Golden National Acquisition Corporation.

                                   SIGNATURES
   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CGB&L FINANCIAL GROUP, INC.
Date:  June 29, 2001                  By:  /s/ Maralyn F. Heckman
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

Date:  June 29, 2001                  By:  /s/ Maralyn F. Heckman
     -----------------------          ---------------------------------------
                                      Maralyn F. Heckman
                                      President, Chief Executive Officer,
                                      C.F.O., C.A.O. and Director
                                      (principal executive officer, principal
                                      financial officer, principal accounting
                                      officer and director)

Date:  June 29, 2001                  By:  /s/ John A. Sochor, DDS
     -----------------------          ---------------------------------------
                                      John A. Sochor, DDS
                                      Chairman of the Board of Directors

Date:  June 29, 2001                  By:  /s/ C. Russell York
     -----------------------          ---------------------------------------
                                      C. Russell York
                                      Vice-Chairman of the Board of Directors

Date:  June 29, 2001                  By:  /s/ Noel R. Buckley
     -----------------------          ---------------------------------------
                                      Noel R. Buckley, Director


Date:  June 29, 2001                  By:  /s/ Lester W. Crandall
     -----------------------          ---------------------------------------
                                      Lester W. Crandall, Director


Date:  June 29, 2001                  By:  /s/ James E. Flaugher
     -----------------------          ---------------------------------------
                                      James E. Flaugher, Director


Date:  June 29, 2001                  By:   /s/ Larry D. Gaitros
     -----------------------          ---------------------------------------
                                      Larry D. Gaitros, Director