Form 10QSB
period 2001-06-30
CGB&L FINANCIAL GROUP INC
filed 2001-08-10
CIK 1063227

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

                               Yes___X___  No_______

         As of August 10, 2001, the registrant had outstanding 97,063 shares of its $.01 par value common stock.

         Transitional Small Business Disclosure Format (Check One): Yes___ No_X_


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

Statements contained in the Form 10-QSB which are not historical facts are forward-looking statements, as that term is described in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risk and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include potential changes in interest rates, competitive factors in the financial services industry, general economic conditions, the effect of new legislation and other risks detailed in documents filed by the Company with the Securities and Exchange Commission from time to time and in the Company's last filed Form 10-KSB.

                           CGB&L Financial Group, Inc.
                      Condensed Consolidated Balance Sheet
                        As of June 30 and March 31, 2001

                                                         June 30         March 31
                                                          2001             2001
                                                   ---------------------------------
                                                       (unaudited)
ASSETS
  Cash and cash equivalents                           $    702,057     $    602,773
  Interest-bearing time deposits                           292,000          392,000
  Investment securities available for sale                 254,450          241,693
  Loans                                                  7,956,596        6,963,441
  Allowance for Loan losses                                (32,700)         (32,700)
                                                   ---------------------------------
     Net Loans                                           7,923,896        6,930,741
  Premises and equipment                                    30,274           30,741
  Federal Home Loan Bank stock                             100,000           66,400
  Other assets                                              61,243           49,388
                                                   ---------------------------------
      Total Assets                                    $  9,363,920     $  8,313,736
                                                   =================================

LIABILITIES
  Interest-bearing deposits                           $  5,594,413     $  5,533,382
  Long-term debt                                         2,000,000        1,000,000
  Other liabilities                                        143,335          141,500
                                                   ---------------------------------
      Total liabilities                                  7,737,748        6,674,882
                                                   ---------------------------------

EQUITY RECEIVED FROM CONTRIBUTIONS TO THE ESOP              78,039           71,553
                                                   ---------------------------------

COMMITMENT AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY
  Preferred stock,  $.01 par value
     Authorized and unissued -- 100,000 shares
  Common stock, $ .01 par value
     Authorized -- 900,000 shares
     Issued -- 99,000 shares, less ESOP shares of
         4,526 and 4,808 shares                                911              911
  Paid in capital                                          617,624          617,764
  Retained earnings                                        811,565          840,485
  Accumulated other comprehensive income                   163,736          155,808
                                                   ---------------------------------
                                                         1,593,836        1,614,968
     Less: Unearned incentive plan shares,
       2,431 and 2,618 shares                              (25,525)         (27,489)
     Less: Treasury stock at cost -- 1,937 shares          (20,178)         (20,178)
                                                   ---------------------------------
Total stockholders' equity                               1,548,133        1,567,301
                                                   ---------------------------------
Total liabilities and stockholders' equity            $  9,363,920     $  8,313,736
                                                   =================================

See notes to condensed consolidated financial statements.

                        CGB&L Financial Group, Inc.
                  Condensed Consolidated Income Statement
       For the three months ended June 30, 2001 and 2000 (Unaudited)

                                                     For the 3 months ended June 30
                                                            2001             2000
                                                   ----------------------------------
Interest Income
  Loans receivable                                     $    157,999     $    146,791
  Investment securities                                       2,193            1,736
  Interest-bearing deposits                                  15,275           14,681
                                                   ----------------------------------
      Total interest income                                 175,467          163,208

Interest Expense
  Deposits                                                   78,833           70,179
  FHLB borrowings                                            23,265           15,895
                                                   ----------------------------------
     Total interest expense                                 102,098           86,074
                                                   ----------------------------------

Net Interest Income                                          73,369           77,134
  Provision for Loan Loss                                         0                0
                                                   ----------------------------------
Net Interest Income After Provision for Loan Losses          73,369           77,134
                                                   ----------------------------------
Noninterest Income                                            1,784            1,293
                                                   ----------------------------------

Noninterest Expense
   Salaries and employee benefits                            46,734           37,796
   Net occupancy and equipment expenses                       2,403            2,123
   Deposit insurance  expense                                   253              273
   Insurance expense                                          1,263            1,263
   Other expenses                                            59,168           14,673
                                                   ----------------------------------
     Total noninterest expense                              109,821           56,128
                                                   ----------------------------------

Income (Loss) Before Income Tax                             (34,668)          22,299
   Income tax expense (Benefit)                              (5,748)           5,400
                                                   ----------------------------------
Net Income (Loss)                                      $    (28,920)    $     16,899
                                                   ==================================

Per share data:
  Basic Earnings Per Share                             $      (0.32)    $       0.19
                                                   ==================================

  Diluted Earnings Per Share                           $      (0.32)    $       0.19
                                                   ==================================

See notes to condensed consolidated financial statements.

                           CGB&L Financial Group, Inc.
   Condensed Consolidated Statement of Comprehensive Income (Loss) (Unaudited)

                                                    For the 3 months ended June 30,
                                                            2001           2000
                                                    -------------------------------
Net Income (Loss)                                       $  (28,920)     $   16,899

Other comprehensive income,
  Net of tax
             Unrealized holding gain (loss) arising
             during the period                          $    7,928      $   (8,995)
                                                    -------------------------------

Comprehensive income (loss)                             $  (20,992)     $    7,904
                                                    ===============================

See notes to condensed consolidated financial statements.

                           CGB&L Financial Group, Inc.
                 Condensed Consolidated Statement of Cash Flows
              Three Months Ended June 30, 2001and 2000 (Unaudited)

                                                                2001            2000
                                                        ---------------------------------
Operating Activities
  Net income (loss)                                        $    (28,920)    $     16,899
  Adjustments to reconcile net income (loss) to
      net cash provided (used) by operating activities
    Depreciation                                                    467              336
    Compensation expense related to employee
      stock ownership plan and incentive plan                     8,310            3,861
    Net change in:
       Other liabilities                                         (2,994)          (8,594)
       Other assets                                             (11,855)          (1,011)
                                                        ---------------------------------
       Net cash provided (used) by operating activities         (34,992)          11,491
                                                        ---------------------------------

Investing Activities
  Net change in interest bearing deposits                       100,000
  Net change in loans                                          (993,155)        (208,224)
  Purchase of FHLB stock                                        (33,600)          (7,700)
                                                        ---------------------------------
       Net cash used by investing activities                   (926,755)        (215,924)
                                                        ---------------------------------

Financing Activities
  Net change in deposits                                         61,031          (87,956)
  Proceeds from long term debt                                1,000,000                0
  Cash dividend                                                       0           (9,289)
                                                        ---------------------------------
       Net cash provided (used) by financing activities       1,061,031          (97,245)
                                                        ---------------------------------

Net Change in Cash and Cash Equivalents                          99,284         (301,678)
Cash and Cash Equivalents, Beginning of Period                  602,773          512,729
                                                        ---------------------------------
Cash and Cash Equivalents, End of Period                   $    702,057     $    211,051
                                                        =================================

Additional Cash Flows Information
   Interest paid                                           $    102,527     $     86,349
   Income tax paid                                                    0                0

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

2.   STATEMENT OF INFORMATION FURNISHED

     The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and item 310 (b) of Regulations S-B. In the opinion of management these statements contain all adjustments necessary to present fairly the financial position as of June 2001 and March 2001, the results of operations for the three months ended June 2001 and June 2000, and comprehensive income (loss) and the cash flows for the three months ended June 2001 and June 2000. All adjustments to the financial statements were normal and recurring in nature. These results have been determined on the basis of generally accepted accounting principles. The results of operations for three months ended June 2001 are not necessarily indicative of the results to be expected for the entire fiscal year.

     The consolidated financial statements are those of the Company and the Bank. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-KSB dated June 29, 2001.


PART I.  FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF FINANCIAL
        CONDITION AND RESULTS OF OPERATION

CGB&L Financial Group, Inc. (the "Company") is the holding company for Cerro Gordo Building and Loan, s.b. (the "Bank"). Prior to the Company's acquisition of the Bank on September 22, 1998, the Company had no material assets or operations.

On January 12, 2001, the Company announced that it had entered into a non-binding letter of intent to be acquired for $23.00 per share by a company controlled by David Movtady. On February 16, 2001, the Company's Board of Directors approved an agreement and plan of merger with Golden National Acquisition Corporation ("Golden National") and on May 30, 2001 the Company's shareholders approved the merger. Under the terms of this agreement, each Company shareholder will receive approximately $23 per share in exchange for each share of the Company's common stock on the date of the merger. It had originally been anticipated that this transaction would be completed during the second quarter of 2001. However, it is subject to several other conditions including approval by various regulatory authorities. It now appears the transaction will be completed during the third or fourth quarter of 2001 due to continued regulatory review.

                               FINANCIAL CONDITION

Total assets increased $1,050,184 from March 31, 2001 to June 30, 2001 or 12.6% for the three-month period. This increase was attributable primarily to increases in the loan portfolio, investment securities, Federal Home Loan Bank
(FHLB) stock, cash and cash equivalents, and other assets offset by a decrease in interest bearing time deposits. Net loans increased $993,155, investment securities increased $12,757, FHLB Stock increased $33,600, cash and cash equivalents increased $99,284 and other assets increased $11,855. Interest bearing deposits decreased $100,000.

The increase in net loans from March 31, 2001 to June 30, 2001 was the result of an increase in one-to-four family residential mortgage loans. This growth was the result of management's continued emphasis on the Bank's loan portfolio. The FHLB stock increase was required as a result of additional borrowings. A $100,000 interest bearing time deposit matured and was reinvested in the FHLB DID account which is included in cash and cash equivalents. Investment securities increased due to the growth in the value of the Federal Home Loan Mortgage Corporation ("FHLMC") stock.

The Company experienced a $61,031 or 1.1% increase in total deposits from March 31, 2001 to June 30, 2001. Other liabilities increased due to an increase in the deferred income tax liability. FHLB borrowings increased $1,000,000 to fund the growth in the mortgage loan portfolio.

Total stockholders' equity decreased $19,168 from March 31, 2001 to June 30, 2001; the decrease summarized as follows:

   Stockholders' equity, March 31, 2001........................... $ 1,567,301
   Net Loss.......................................................     (28,920)
   Increase in unrealized gain on securities available for sale...       7,928
   Incentive Plan Shares Earned...................................       1,824
                                                                   -----------
   Stockholders' equity, June 30,  2001........................... $ 1,548,133
                                                                   ===========

                              RESULTS OF OPERATIONS
THREE MONTHS COMPARISON

Net income was $45,819 less in the three months ended June 30, 2001 compared to the same period in 2000. This decrease is primarily due to additional expenses related to the proposed merger with Golden National Acquisition Corporation, an increase in employee benefit expense related to the employee stock ownership plan and lower net interest income.

Net interest income was $3,765 lower in the three months ended June 30, 2001 compared to the same period in 2000. Interest income was $12,259 higher primarily due to a higher average balance in the mortgage loan portfolio and FHLB stock. Interest expense increased $16,024 due to increased FHLB borrowings used to fund mortgage loans and higher average balances on interest bearing deposits.

The provision for loan losses was $0 for the first three months in 2002 and $0 for the same period in 2001. Management of the Bank believes that the allowance for loan losses is sufficient based on information currently available. No assurances can be made that future events or conditions or regulatory directives will not result in increased provisions for loan losses or additions to the Bank's allowance for loan losses which may adversely affect net income. Non-performing assets for the quarter ended June 30, 2001 decreased to $11,652 (1 loan) from $95,155 (3 loans) at June 30, 2000. These loans were each past due 90 days or more when classified, all having sufficient collateral and the Company anticipates no collection problems.

Noninterest expense was $53,693 higher in the three months ended June 30, 2001 compared to the same period in 2000 primarily due to additional general expenses and $40,753 additional expenses related to professional services associated with the potential merger discussed previously, increased employee benefit expense of $8,309 related to employee plans, and $800 for appraisal classes. Income tax expense (benefit) was $11,148 less in the three months ended June 30, 2001 compared to the three months ended the same period in 2000. This decrease is due to the $5,748 income tax benefit this year based on the before tax loss compared to income tax expense of $5,400 for the same period 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Bank's primary sources of funds are deposits, principal and interest payments on loans and FHLB advances. While maturities and scheduled amortizations of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Federal Deposit Insurance Corporation ("FDIC"), the Company's and the Bank's primary regulator, requires the Bank to maintain minimum levels of liquid assets. Currently, the required ratio is 5%. The Bank's liquidity ratios were 17.28% and 18.25% at June 30, 2001 and March 31, 2001, respectively, well above the required minimum.

A review of the Condensed Consolidated Statement of Cash Flows included in the accompanying financial statement shows that the Company's cash and cash equivalents ("cash") increased $99,284 from March 31, 2001 to June 30, 2001 compared to a decrease of $301,678 from March 31, 2000 to June 30, 2000. During the first three months of fiscal 2002, cash was primarily provided by increased FHLB borrowings, maturing interest-bearing deposits, and increased deposits. During the same three months of fiscal 2001, net income was offset by a decrease in deposits and a cash dividend. Cash was primarily used in 2002 and 2001 to fund mortgage loans and purchase FHLB stock

As of June 30, 2001, the Bank had outstanding commitments (including undisbursed loan proceeds) of approximately $287,297. The Bank anticipates that it will have sufficient funds available to meet current loan origination commitments. Certificates of deposit, which are scheduled to mature in one year or less from June 30, 2001, total $2.612 million. Based upon the Bank's experience, management believes that a significant portion of such deposits will remain with the Bank.

Federally insured state-chartered banks are required to maintain minimum levels of regulatory capital. Under current FDIC regulations, insured state-chartered banks generally must maintain (I) a ratio of Tier 1 leverage capital to total assets of at least 3.0% (4.0% to 5.0% for all but the most highly rated banks) and (II) ratio of Tier 1 capital to risk weighted assets of at least 4.0% and
(III) a ratio of total capital to risk weighted assets of at least 8.0%. At June 30, 2001, the Bank was in compliance with applicable regulatory capital requirements as follows:

            Tier 1 Capital to Total Assets                 14.29%
            Tier 1 Capital to Risk Weighted Assets         28.57%
            Risk Based Capital to Risk Weighted Assets     29.33%

RECENT ACCOUNTING PRONOUNCEMENTS

During 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to record derivatives on the balance sheet at their fair value. Statement No. 137 amended the effective date of Statement No. 133 to fiscal years beginning after June 15, 2000. The new statement applies to all entities. This statement may be applied retroactively to financial statements of prior periods. The adoption of the statement had no material impact on the Company's financial condition or result of operations.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting and requires separate recognition of intangible assets that meet certain criteria. This statement applies to all business combinations after June 30, 2001.

SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. This statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying account. SFAS No. 142 is effective for fiscal periods beginning after December 15, 2001. The adoption of these statements currently will have no impact on the Company's financial position or results of operations. However, SFAS No. 142 will affect the Company after acquisition with Golden National Acquisition Corporation occurs.

PART II.  OTHER INFORMATION

     Item l. Legal Proceedings
               Not applicable
     Item 2. Changes in Securities and Use of Proceeds
               Not applicable
     Item 3. Defaults Upon Senior Securities
               Not applicable
     Item 4. Submission of Matters to a Vote of Security Holders
               A special meeting of the stockholders of the Company was held on May 30, 2001 to consider and vote on the proposed merger agreement between the Company and Golden National Acquisition Corporation. The merger agreement was approved by the stockholders as follows:

                    FOR         AGAINST        ABSTAIN       BROKER NON-VOTES
                  ------        -------        -------       ----------------

                  86,105         135              0                 0

     Item 5. Other Information
               Not applicable
     Item 6. Exhibits and Reports on Form 8-K

     a.   Exhibits
               The following exhibits are filed as part of this report:
               11.0    Computation of earnings per share

     b.   Report on Form 8-K
               The Company filed a Form 8-KSB on June 4, 2001 related to the approval by the Company's stockholders of the merger agreement between the Company and Golden National Acquisition Corporation.

----------------------------


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 10, 2001               By: /s/ Maralyn F. Heckman
                                         (Authorized Signor)
                                         President (Principal Executive Officer)
                                         and Treasurer (Chief Financial Officer)